Form 10-Q
period 2021-06-30
Rain Therapeutics Inc.
filed 2021-08-10
CIK 1724979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period fromto

Commission File Number: 001-40356

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of August 6, 2021, the registrant had 26,466,746 shares of common stock, $0.001 par value per share, outstanding, comprised of 18,739,276 shares of common stock, $0.001 par value per share and 7,727,470 shares of non-voting common stock, $0.001 par value per share.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	1
	Condensed Balance Sheets as of June 30, 2021 (Unaudited) and December 31, 2020	1
	Condensed Statements of Operations and Comprehensive Loss (Unaudited) for the three and six months ended June 30, 2021 and 2020	2
	Condensed Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited) for the three and six months ended June 30, 2021 and 2020	3
	Condensed Statements of Cash Flows (Unaudited) for the six months ended June 30, 2021 and 2020	4
	Notes to Unaudited Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	28
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Mine Safety Disclosures	29
Item 5.	Other Information	29
Item 6.	Exhibits	30
Signatures		31

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Rain Therapeutics Inc.

Condensed Balance Sheets

(In thousands)

	June 30,	December 31,
	2021	2020(1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$118,013	$58,863
Short-term investments	46,634	—
Prepaid and other current assets	8,611	662
Total current assets	173,258	59,525
Property and equipment, net	113	99
Operating lease right-of-use asset	445	447
Deferred offering costs	—	385
Other assets	737	624
Total assets	$174,553	$61,080
Liabilities, convertible preferred stock, and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$3,895	$816
Accrued research and development	4,002	1,527
Other accrued liabilities	1,282	935
Operating lease liability, current portion	157	141
Total current liabilities	9,336	3,419
Operating lease liability, net of current portion	315	312
Other long-term liabilities	68	69
Total liabilities	9,719	3,800
Commitments and contingencies
Series A convertible preferred stock, $0.001 par value; no shares and 3,731,208 shares authorized, issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	20,147
Series B convertible preferred stock, $0.001 par value; no shares and 12,542,198 shares authorized, issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	74,550
Total convertible preferred stock	—	94,697
Stockholders' equity (deficit):
Common Stock, $0.001 par value; 250,000,000 and 24,000,000 shares authorized as of June 30, 2021 and December 31, 2020, respectively; 26,466,746 shares (comprised of 18,739,276 shares of common stock and 7,727,470 shares of non-voting common stock) and 3,530,975 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	27	4
Additional paid-in capital	218,360	1,149
Accumulated deficit	(53,553)	(38,570)
Total stockholders' equity (deficit)	164,834	(37,417)
Total liabilities, convertible preferred stock, and stockholders' equity (deficit)	$174,553	$61,080

(1)

The balance sheet at December 31, 2020 has been derived from the audited financial statements included in Rain Therapeutics Inc.’s final prospectus for its initial public offering filed on April 23, 2021.

See accompanying notes to financial statements.

Rain Therapeutics Inc.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$5,489	$1,473	$10,817	$3,235
General and administrative	2,700	1,119	4,180	1,787
Total operating expenses	8,189	2,592	14,997	5,022
Loss from operations	(8,189)	(2,592)	(14,997)	(5,022)
Other income (expense):
Interest income	6	6	14	26
Interest expense, related party	—	(33)	—	(64)
Change in fair value of convertible promissory notes, related party	—	(5)	—	(133)
Total other income (expense), net	6	(32)	14	(171)
Net loss and comprehensive loss	$(8,183)	$(2,624)	$(14,983)	$(5,193)
Net loss per share, basic and diluted	$(0.39)	$(0.78)	$(1.23)	$(1.60)
Weighted-average shares used to compute net loss per share, basic and diluted	20,825,334	3,360,388	12,225,929	3,250,039

See accompanying notes to financial statements.

Rain Therapeutics Inc.

Condensed Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(unaudited)

	Series A		Series B
	Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2020	3,731,208	$20,147	12,542,198	$74,550	3,530,975	$4	$1,149	$(38,570)	$(37,417)
Stock-based compensation expense	—	—	—	—	—	—	165	—	165
Net loss	—	—	—	—	—	—	—	(6,800)	(6,800)
Balance as of March 31, 2021	3,731,208	$20,147	12,542,198	$74,550	3,530,975	$4	$1,314	$(45,370)	$(44,052)
Conversion of convertible preferred stock to common stock	(3,731,208)	(20,147)	(12,542,198)	(74,550)	15,069,330	15	94,682	—	94,697
Issuance of common stock upon IPO, net of issuance cost	—	—	—	—	7,845,011	8	121,486	—	121,494
Exercise of stock options	—	—	—	—	21,430	—	85	—	85
Stock-based compensation expense	—	—	—	—	—	—	793	—	793
Net loss	—	—	—	—	—	—	—	(8,183)	(8,183)
Balance as of June 30, 2021	—	$—	—	$—	26,466,746	$27	$218,360	$(53,553)	$164,834

	Series A		Series B
	Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2019	3,731,208	$20,147	—	$—	2,986,385	$3	$236	$(17,487)	$(17,248)
Vesting of restricted shares	—	—	—	—	289,377	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	199	—	199
Net loss	—	—	—	—	—	—	—	(2,569)	(2,569)
Balance as of March 31, 2020	3,731,208	$20,147	—	$—	3,275,762	$3	$435	$(20,056)	$(19,618)
Vesting of restricted shares	—	—	—	—	135,048	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	196	—	196
Net loss	—	—	—	—	—	—	—	(2,624)	(2,624)
Balance as of June 30, 2020	3,731,208	$20,147	—	$—	3,410,810	$3	$631	$(22,680)	$(22,046)

See accompanying notes to financial statements.

Rain Therapeutics Inc.

Condensed Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net loss	$(14,983)	$(5,193)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expense	29	27
Stock-based compensation expense	958	395
Non-cash interest expense, related party	—	64
Change in fair value of convertible promissory notes, related party	—	133
Accretion and amortization of premium on short-term investments, net	2	—
Changes in operating assets and liabilities:
Prepaid and other current assets	(7,949)	35
Operating lease right-of-use asset and liability, net	21	22
Other assets	52	—
Accounts payable	3,079	356
Accrued research and development	2,475	(185)
Other accrued liabilities	566	(83)
Other long-term liabilities	—	5
Net cash used in operating activities	(15,750)	(4,424)
Investing activities
Purchases of short-term investments	(46,636)	—
Purchases of property and equipment	(43)	—
Net cash used in investing activities	(46,679)	—
Financing Activities
Proceeds from initial public offering, net of issuance costs	121,494	—
Proceeds from issuance of convertible promissory notes	—	6,435
Payments of issuance costs related to the issuance of convertible preferred stock	—	(94)
Proceeds from stock option exercises	85	—
Net cash provided by financing activities	121,579	6,341
Net increase in cash and cash equivalents	59,150	1,917
Cash and cash equivalents at beginning of period	58,863	5,794
Cash and cash equivalents at end of period	$118,013	$7,711
Supplemental schedule of non-cash financing activities:
Conversion of convertible preferred stock to common stock	$94,697	—

See accompanying notes to financial statements.

Rain Therapeutics Inc.

Notes to Condensed Financial Statements (unaudited)

Note 1 – Organization and Nature of Operations

Description of Business

Rain Therapeutics Inc. (“Rain” or the “Company”) was incorporated in the state of Delaware in April 2017. Rain is a late-stage precision oncology company developing therapies that target oncogenic drivers for which the Company is able to genetically select patients it believes will most likely benefit. This approach includes using a tumor-agnostic strategy to select patients based on their tumors’ underlying genetics rather than histology. Rain’s lead product candidate, milademetan (RAIN-32), is a small molecule, oral inhibitor of MDM2, which is oncogenic in numerous cancers. In addition to milademetan, the Company is also developing a preclinical program that is focused on inducing synthetic lethality in cancer cells by inhibiting RAD52. The Company operates in one business segment and its principal operations are in the United States, with its headquarters in Newark, California.

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

Initial Public Offering

On April 27, 2021, the Company completed its initial public offering (“IPO”) in which the Company issued and sold 7,352,941 shares of common stock at a public offering price of $17.00 per share. On May 11, 2021, the Company issued an additional 492,070 shares of common stock in connection with the exercise of the underwriters’ option to purchase additional shares at the public offering price. The Company’s net proceeds from the sale of shares in the IPO, including the sale of shares pursuant to the exercise of the underwriters’ option to purchase additional shares, was $121.5 million, net of underwriting discounts and commissions, and other offering fees. In connection with the IPO, the Board of Directors and stockholders approved an amended and restated certificate of incorporation, which authorized 260,000,000 shares of common stock, 200,000,000 shares of which are designated as “Common Stock” and 50,000,000 shares of which are designated as “Non-Voting Common Stock” and 10,000,000 shares of undesignated preferred stock that may be issued from time to time by the Company’s Board of Directors in one or more series.

Immediately prior to the closing of the IPO, 8,344,905 shares of the Company’s convertible preferred stock were exchanged for 7,727,470 shares of non-voting common stock. Upon the closing of the IPO, 7,928,501 shares of the Company’s convertible preferred stock were automatically converted into 7,341,860 shares of common stock. Following the IPO, there were no shares of convertible preferred stock outstanding.

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

Liquidity and Capital Resources

The Company has devoted substantially all of its efforts to drug discovery and development, raising capital and building operations. The Company has a limited operating history and has not generated any revenue since its inception, and the sales and income potential of the Company’s business is unproven. The Company has incurred net losses and negative cash flows from operating activities since its inception and expects to continue to incur net losses into the foreseeable future as it continues the development of its product candidates. From inception through June 30, 2021, the Company has funded its operations through net proceeds from its IPO in April 2021, and the issuance of convertible promissory notes and convertible preferred stock.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Management believes that the Company’s current cash, cash equivalents and short-term investments, which include the net proceeds of approximately $121.5 million from its IPO in April 2021, will provide sufficient funds to enable the Company to meet its obligations for at least twelve months from the filing date of this report.

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

Available-for-Sale Investments

The Company holds investment grade securities consisting of money market funds, commercial paper, corporate debt securities, U.S. government securities and U.S. agency bonds, classified as available-for-sale (“AFS”) securities at the time of purchase, since it is the Company’s intent that these investments be available for current operations. The Company has classified all of its AFS securities as current assets on the balance sheets even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund its operations, as necessary.

The Company carries these securities at fair value and reports unrealized gains and losses, if any, as a separate component of accumulated other comprehensive loss. The cost of debt securities is adjusted for amortization of purchase premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income in the statements of operations and comprehensive loss. Realized gains and losses on sales of securities are determined using the specific identification method and recorded in other income (expense), net in the condensed statement of operations and comprehensive loss.

Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company consults with its investment managers and considers available quantitative and qualitative evidence in evaluating potential impairment of its investments on a quarterly basis. If the cost of an individual investment exceeds its fair value, the Company evaluates among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investment. Once an impairment is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. Declines in the value of AFS securities determined to be other than temporary are included in other income (expense), net.

Deferred Offering Costs

The Company capitalized deferred offering costs consisting of all direct and incremental legal, professional, accounting and other third-party fees incurred in connection with the Company’s IPO. Upon the completion of the IPO in April 2021, the total deferred offering costs of $2.5 million were reclassified to additional paid-in capital on the balance sheets.

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

Stock-Based Compensation

Stock-based compensation expense represents the cost of the grant date fair value of equity awards recognized over the requisite service period of the awards (generally the vesting period) on a straight-line basis. The Company recognizes forfeitures as they occur. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model. Prior to the IPO, the exercise price for all stock options granted was at the estimated fair value of the underlying common stock as determined on the date of grant by the Company’s Board of Directors.

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

Recent Accounting Pronouncements

Financial Instruments. In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The objective of the standard is to provide information about expected credit losses on financial instruments at each reporting date and to change how other-than temporary impairments on investment securities are recorded. The guidance is effective for the Company beginning on January 1, 2023, with early adoption permitted. The Company is currently evaluating the impact the standard may have on its financial statements and related disclosures.

Income Taxes. In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes. ASU 2019-12 is effective for the Company for the fiscal year beginning after December 15, 2021 and early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2019-12 will have on the Company’s financial statements.

Debt and Equity Instruments. In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), which addresses the complexity associated with applying generally accepted accounting principles for certain financial instruments with characteristics of liabilities and equity. The guidance is effective for the Company beginning on January 1, 2024, with early adoption permitted. The Company elected to adopt this standard on January 1, 2020 under the modified retrospective transition method with no material impact on its financial statements and disclosures.

There were no other significant updates to the recently issued accounting standards other than as disclosed herein for the six months ended June 30, 2021. Although there are several other new accounting pronouncements issued or proposed by the FASB, based on the Company’s preliminary assessment, the Company does not believe any of those accounting pronouncements have had or will have a material impact on its financial position or operating results.

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

The carrying amounts of prepaid expenses and other current assets, accounts payable, accrued liabilities and other current liabilities are reasonable estimates of their fair value due to the short-term nature of these accounts.

The Company’s cash and cash equivalents are classified using Level 1 inputs within the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. There were no transfers between levels of the fair value hierarchy during the six months ended June 30, 2021.

The following table summarizes financial assets that the Company measured at fair value on a recurring basis, classified in accordance with the fair value hierarchy (in thousands):

	Fair Value Measurements at Reporting Date Using:
	Level 1	Level 2	Level 3	Total
As of June 30, 2021:
Money market funds	$113,238	$—	$—	$113,238
Commercial paper	—	31,961	—	31,961
U.S. government securities	—	9,108	—	9,108
U.S. agency bonds	—	6,062	—	6,062
Corporate debt securities	—	3,502	—	3,502
Total investments	$113,238	$50,633	$—	$163,871
Reported as:
Cash and cash equivalents				$117,237
Short-term investments				46,634
Total investments				$163,871

	Fair Value Measurements at Reporting Date Using:
	Level 1	Level 2	Level 3	Total
As of December 31, 2020:
Cash and cash equivalents	$19,257	$—	$—	$19,257

Cash Equivalents and AFS Securities

Financial assets measured at fair value on a recurring basis consist of the Company’s cash equivalents and AFS securities. The Company obtains pricing information from its investment manager and generally determines the fair value of investment securities using standard observable inputs, including reported trades, broker/dealer quotes, and bids and/or offers.

Investments are classified as Level 1 within the fair value hierarchy if their quoted prices are available in active markets for identical securities. Investments in money market funds were classified as Level 1 instruments.

Investments in commercial paper, corporate debt securities, U.S. government securities and U.S. agency bonds are valued using Level 2 inputs. The Company classifies investments within Level 2 if the investments are valued using model driven valuations using observable inputs such as quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. Investments are held by custodians who obtain investment prices from a third-party pricing provider that incorporates standard inputs in various asset price models.

As of June 30, 2021, the amortized cost of the Company’s AFS securities approximated their fair value. There was no material realized or unrealized gains or losses, either individually or in the aggregate.

The contractual maturities of the Company’s AFS securities were as follows (in thousands):

June 30, 2021
Due within one year	$31,464
Due within one to two years	15,170
Total	$46,634

Convertible Promissory Notes

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

There were no liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020.

The following table provides a reconciliation of all liabilities measured at fair value using Level 3 significant unobservable inputs (in thousands):

Convertible Promissory Notes
Fair value as of December 31, 2019	$2,751
Change in fair value of convertible promissory notes (Note 5)	133
Fair value as of June 30, 2020	$2,884

Note 4 – Related Party Transactions

As further described in Note 5, the Company issued the 2019 Notes in October 2019 to certain holders of convertible preferred stock, for an aggregate purchase price of $2.5 million and the 2020 Notes in June 2020 to certain holders of convertible preferred stock, for an aggregate purchase price of $6.4 million. In September 2020, all outstanding convertible promissory notes with a total fair value of $11.2 million and accrued interest of $167,000 were converted to 1,905,688 shares of Series B convertible preferred stock. The change in fair value of the convertible promissory notes for the three and six months ended June 30, 2020 was $5,000 and $133,000, respectively.

Note 5 – Convertible Promissory Notes

In October 2019, the Company entered into a convertible note purchase agreement with certain holders of preferred stock and issued the 2019 Notes for an aggregate purchase price of $2.5 million. The 2019 Notes bore an interest rate of the lesser of (a) 5% per annum and (b) the maximum rate permissible by law. The 2019 Notes were due and payable on demand from the holders on or after 18 months after the date of issuance (“2019 Notes Maturity Date”), unless repaid in full or automatically converted per the Automatic Conversion feature. Under the Automatic Conversion feature, the 2019 Notes were to automatically convert to convertible preferred stock, upon the closing of the Company’s next issuance of preferred stock for capital-raising purposes resulting in net proceeds to the Company of at least $10.0 million (excluding any amounts received in connection with the conversion of the 2019 Notes) (“Future Qualifying Financing”). The 2019 Notes would convert into that whole number of shares of the securities equal to the number obtained by dividing the principal plus accrued interest of the 2019 Notes by 80% of the price per share paid by cash investors in the Future Qualifying Financing. The convertible notes included other optional redemption features as follows (i) optionally converted upon a non-qualified equity financing with a conversion price of 80% of the price paid per share in such financing, (ii) any time after the 2019 Notes Maturity Date, demand immediate repayment of an amount equal to the then-outstanding loan balance, or convert the outstanding loan balance into shares of common stock of the Company in an amount equal to the ratio of the then-outstanding loan balance over the ratio of $38.4 million divided by the number of shares of capital stock of the Company outstanding, (iii) automatically upon the occurrence of change in control or an IPO with a conversion of the loan balance into shares of common stock in an amount equal to the ratio of the then-outstanding loan balance over the ratio of $76.8 million divided by the fully diluted capitalization prior to the change in control or IPO, or demand immediate repayment of two times the outstanding loan balance, and (iv) upon certain events of default, immediately due and payable in full.

In June 2020, the Company entered into a convertible note purchase agreement with certain holders of preferred stock and issued the 2020 Notes for an aggregate purchase price of $6.4 million. The 2020 Notes bore an interest rate of the lesser of (a) 5% per annum and (b) the maximum rate permissible by law. The 2020 Notes were due and payable on demand from the holders on or after 18 months after the date of issuance (“2020 Notes Maturity Date”), unless repaid in full or automatically converted per the Automatic Conversion feature. Under the Automatic Conversion feature, the 2020 Notes were to automatically convert to convertible preferred stock, upon the closing of the Company’s next issuance of preferred stock for capital-raising purposes resulting in net proceeds to the Company of at least $10.0 million (excluding any amounts received in connection with the conversion of the 2020 Notes) (“Qualifying Financing”). The 2020 Notes would convert into that whole number of shares of the securities equal to the number obtained by dividing the principal plus accrued interest of the 2020 Notes by 80% of the price per share paid by cash investors in the Qualifying Financing. The convertible notes included other optional redemption features as follows (i) optionally converted upon a non-qualified equity financing with a conversion price of 80% of the price paid per share in such financing, (ii) any time after the 2020 Notes Maturity Date, demand immediate repayment of an amount equal to the then-outstanding loan balance, or convert the outstanding loan balance into shares of common stock of the Company in an amount equal to the ratio of the then-outstanding loan balance over the ratio of $38.4 million divided by the number of shares of capital stock of the Company outstanding, (iii) automatically upon the occurrence of change in control or an IPO with a conversion of the loan balance into shares of common stock in an amount equal to the ratio of the then-outstanding loan balance over the ratio of $76.8 million divided by the fully diluted capitalization prior to the change in control or IPO, or demand immediate repayment of two times the outstanding loan balance, (iv) automatically upon the consummation of a transaction in which the Company merges with a public company and (v) upon certain events of default, immediately due and payable in full.

For the three and six months ended June 30, 2020, the Company recognized interest expense of $33,000 and $64,000, respectively, in connection with the 2019 Notes. In September 2020, all outstanding convertible promissory notes with a total fair value of $11.2 million and accrued interest of $167,000 were converted to 1,905,688 shares of Series B convertible preferred stock.

Note 6 – Convertible Preferred Stock and Stockholders’ Equity (Deficit)

In 2020, the Company amended its Certificate of Incorporation to authorize the issuance of 24,000,000 shares of common stock, par value $0.001 per share, and 16,273,406 shares of preferred stock, par value $0.001 per share, of which 3,731,208 shares were designated Series A convertible preferred stock and 12,542,198 shares were designated Series B convertible preferred stock.

In connection with the reverse stock split on April 16, 2021, the Company filed a certificate of amendment to its certificate of incorporation, which authorized 260,000,000 shares of capital stock, consisting of 250,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.001 per share, that may be issued from time to time by the Company’s Board of Directors in one or more series. Of the 250,000,000 shares of common stock, 200,000,000 shares were designated as “Common Stock” and 50,000,000 shares were designated as “Non-Voting Common Stock”. As of June 30, 2021, there were no preferred stock issued and outstanding.

Convertible Preferred Stock

Series A Convertible Preferred Stock. In April 2018, the Company entered into a Series A convertible preferred stock purchase agreement, pursuant to which the Company issued 2,098,269 shares of Series A convertible preferred stock for an aggregate purchase price of $11.0 million, net of issuance costs. In December 2018, the Company issued an additional 1,390,788 shares of Series A convertible preferred stock for an aggregate purchase price of $7.3 million, net of issuance costs.

Series B Convertible Preferred Stock. In September 2020, the Company entered into a Series B convertible preferred stock purchase agreement, pursuant to which the Company issued 10,636,510 shares of Series B convertible preferred stock for an aggregate purchase price of $63.2 million, net of issuance costs.

Prior to the IPO, the Company’s Series A and Series B convertible preferred stock were classified as temporary equity on the accompanying balance sheet instead of in stockholders’ equity (deficit) as events triggering redemption were not solely within the Company’s control because the preferred stockholders had the ability to effect a liquidation event.

On April 27, 2021, immediately prior to the closing of the IPO, 8,344,905 shares of the Company’s convertible preferred stock were exchanged for 7,727,470 shares of non-voting common stock and 7,928,501 shares of the Company’s convertible preferred stock converted into 7,341,860 shares of common stock. There were no outstanding shares of the Company’s convertible preferred stock as of June 30, 2021.

Equity Incentive Plan

In August 2020, the Company’s Board of Directors amended the Amended and Restated 2018 Stock Option—Stock Issuance Plan (the “2018 Plan”) to increase the maximum number of shares of common stock that may be issued over the term of the plan. The 2018 Plan provides for the grant of stock options, non-statutory stock options, incentive stock options and stock issuances to employees, nonemployees and consultants of the Company.

In April 2021, the Company’s 2021 Equity Incentive Plan (the “2021 Plan”) was approved by the Company’s Board of Directors and became effective on April 15, 2021. Upon the effectiveness of the 2021 Plan, no further grants may be made under the Company’s 2018 Plan.

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

A summary of the Company’s stock option activities during the six months ended June 30, 2021 is as follows (in thousands, except share and per share amounts and years):

	Total Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	882,942	$3.72	9.0	$1,263
Granted	691,196	$11.58
Exercised	(21,430)	$3.95
Forfeited or cancelled	(14,858)	$3.99
Outstanding as of June 30, 2021	1,537,850	$7.25	9.2	$14,676
Vested and expected to vest as of June 30, 2021	1,537,850	$7.25	9.2	$14,676
Vested and exercisable as of June 30, 2021	450,607	$3.71	8.2	$4,471

The weighted-average grant date fair values of employee option grants during the six months ended June 30, 2021 and 2020 were $11.58 and $2.34 per share, respectively. The weighted-average grant date fair values of employee options forfeited during the six months ended June 30, 2021 was $3.07 per share. There were no employee options forfeited during the six months ended June 30, 2020.

Employee Stock Purchase Plan

The 2021 Employee Share Purchase Plan (the “ESPP”) was approved by the Board of Directors and became effective on April 15, 2021. The ESPP initially reserved and authorized the issuance of up to 259,689 shares of common stock to participating employees. Under the ESPP, eligible employees can contribute up to 15% of their eligible compensation, as defined in the ESPP, towards the purchase of the Company’s common stock at a price of 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. The ESPP provides for twenty-four-month offering periods with four six-month purchase periods in each offering period. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2022 and each January 1 thereafter through January 31, 2032, by 1.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year. As of June 30, 2021, no shares had been issued under the ESPP, and the full number of shares authorized under the ESPP was available for issuance.

Liability for Restricted Stock

In 2017, the Company entered into restricted stock purchase agreements with various employees for 3,518,842 shares of common stock, which are subject to time-based vesting. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary separation of an employee from the Company. The shares purchased pursuant to the restricted stock purchase agreements are not deemed, for accounting purposes, to be outstanding until those shares vest. The cash received in exchange for unvested shares of the restricted stock granted were recorded as a liability on the accompanying condensed balance sheet and were transferred into common stock and additional paid-in capital as the restricted stock vests.

The Company issued 532,455 shares in 2020 in connection with the vesting of the restricted stock. As of December 31, 2020, no shares remained subject to repurchase by the Company.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$634	$118	$769	$245
General and administrative	159	78	189	150
	$793	$196	$958	$395

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the stock option grants were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Risk-free interest rate	0.8%–1.1%	0.4%	0.8%–1.1%	0.4%–0.9%
Expected volatility	115.3%–116.6%	100.0%	115.3%–118.7%	96.9%–100.0%
Expected term (in years)	5.0–6.1	5.7	5.0–6.1	5.3–5.7
Expected dividend yield	0%	0%	0%	0%

As of June 30, 2021, the unrecognized compensation cost related to outstanding options was $8.5 million and is expected to be recognized as expense over approximately 3.5 years.

The weighted average assumptions used Black-Scholes option pricing model to estimate the fair value of purchase rights granted under the ESPP were as follows:

Three Months Ended June 30, 2021
Risk-free interest rate	0.1%
Expected volatility	127.8%
Expected term (in years)	1.4
Expected dividend yield	0%

As of June 30, 2021, there was $0.7 million of unrecognized compensation cost related to the ESPP and is expected to be recognized over approximately 2.0 years.

The determination of the fair value of share-based payment awards utilizing the Black-Scholes option-pricing model is affected by the Company’s stock price and the following assumptions:

Risk-free interest rate.    The risk-free interest rate assumption is based on the U.S. Treasury instruments, the terms of which were consistent with the expected term of the Company’s stock-based awards.

Expected volatility.    Due to the Company’s limited operating history and lack of company-specific historical or implied volatility as a private company, the expected volatility assumption was determined by examining the historical volatilities of a group of industry peers whose share prices are publicly available.

Expected term.    The expected term represents the weighted-average period the stock-based awards are expected to be outstanding. The Company uses the simplified method for estimating the expected term. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the stock-based awards.

Expected dividend yield.    The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. The Company has not paid and does not intend to pay dividends.

Forfeitures.    The Company reduces stock-based compensation expense for actual forfeitures during the period.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consist of the following:

	June 30, 2021	December 31, 2020
Stock options	1,537,850	882,942
Reserved for future equity award grants	3,139,842	582,203
Reserved for future ESPP issuances	259,689	—
Convertible preferred stock	—	15,069,330
Total	4,937,381	16,534,475

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

The Company made payments of nil and $19,000 under the Drexel License Agreement for the three and six months ended June 30, 2021, respectively. No similar payment was made for the three and six months ended June 30, 2020.

Daiichi Sankyo License Agreement

On September 2, 2020, the Company licensed the rights to milademetan (DS-3032b) for all human prophylactic or therapeutic uses in all countries and territories of the world from Daiichi Sankyo Company, Limited, (“Daiichi Sankyo”), a Japanese corporation (the “Daiichi Sankyo License Agreement”). Daiichi Sankyo conducted clinical studies of milademetan prior to the Company’s licensing the rights to this product. The Company refers to this product candidate as milademetan.

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

The Company made no payments under the Daiichi Sankyo License Agreement for the six months ended June 30, 2021 and 2020.

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

In March 2020, Governor Newsom issued State of California Executive Order No. N-33-20 instructing all individuals in California to stay at home due to the COVID-19 pandemic. In connection with such order, the Company entered into an amendment to the noncancelable operating lease agreement in June 2020. The amendment provided the Company rent relief for three months in 2020. In consideration of the rent relief, the Company agreed to adjust the base rent annual fixed percentage increase of 3% on February 1st of each year and extend the lease until September 2024. The amendment was determined to be a lease modification that qualified as a change of accounting on the existing lease and not a separate contract. Remeasurement of the right-of-use asset and operating lease liabilities at the date of modification did not result in a material increase of the right-of-use asset and operating lease liabilities.

The future minimum lease payments required under the operating lease as of June 30, 2021, are summarized as follows (in thousands):

2021 - remainder	$81
2022	167
2023	171
2024	129
Total minimum lease payments	$548
Less: amount representing interest	(76)
Present value of operating lease liabilities	$472
Operating lease liabilities, current	157
Operating lease liabilities, non-current	315
Total operating lease liabilities	$472
Weighted-average remaining lease term (in years)	3.2
Weighted-average incremental borrowing rate	10.0%

The table below summarizes the Company’s lease costs and cash payments in connection with operating lease obligations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total operating lease expense	$40	$40	$80	$80
Operating cash flows used for operating lease	41	39	81	78

Contingencies

In the event the Company becomes subject to claims or suits arising in the ordinary course of business, the Company would accrue a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated.

Note 9 – Net Loss Per Share

The following tables summarize the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(8,183)	$(2,624)	$(14,983)	$(5,193)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	20,825,334	3,518,842	12,225,929	3,518,841
Less: weighted-average unvested common stock	—	(158,454)	—	(268,802)
Weighted-average shares used to compute net loss per share, basic and diluted	20,825,334	3,360,388	12,225,929	3,250,039
Net loss per share, basic and diluted	$(0.39)	$(0.78)	$(1.23)	$(1.60)

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	As of June 30,
	2021	2020
Stock options granted and outstanding	1,537,850	577,361
Series A convertible preferred stock	—	3,731,208
Series B convertible preferred stock	—	—
Unvested common stock subject to repurchase	—	116,673
Total	1,537,850	4,425,242

Note 10 – Subsequent Events

On July 20, 2021, the Company announced that the first patient has been randomized in the multicenter, open-label, Phase 3 registrational trial (MANTRA) evaluating milademetan, an oral mouse double minute 2 (MDM2) inhibitor, for the treatment of de-differentiated liposarcoma. Accordingly, under the Daiichi Sankyo License Agreement, the Company is obligated to pay Daiichi Sankyo $2.5 million in a milestone payment within 30 days upon receipt of invoice. The Company made no payments under the Daiichi Sankyo License Agreement for the six months ended June 30, 2021 and 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q includes forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which are subject to the “safe harbor” created by those sections, that involve a number of risks, uncertainties and assumptions. These forward-looking statements can generally be identified as such because the context of the statement will include words such as “may,” “will,” “intend,” “plan,” “believe,” “anticipate,” “expect,” “estimate,” “predict,” “potential,” “continue,” “likely,” “forecast,” “target,” or “opportunity,” the negative of these words or other similar words. Similarly, statements that describe our plans, strategies, intentions, expectations, objectives, goals or prospects and other statements that are not historical facts are also forward-looking statements. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Quarterly Report are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the time this Quarterly Report was filed with the Securities and Exchange Commission (SEC). These forward-looking statements are based largely on our expectations and projections about future events and future trends affecting our business, and are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. These risks and uncertainties include, without limitation, the risk factors identified in our SEC reports, including our Quarterly Report on Form 10Q for the quarter ended March 31, 2021. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance, and you should not use our historical performance to anticipate results or future period trends. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. Except as required by law, we undertake no obligation to update publicly or revise our forward-looking statements.

Overview

We are a late-stage precision oncology company developing therapies that target oncogenic drivers for which we are able to genetically select patients we believe will most likely benefit. This approach includes using a tumor-agnostic strategy to select patients based on their tumors’ underlying genetics rather than histology. We have in-licensed product candidates, each with a differentiated profile relative to available therapies, and we intend to continue strengthening our pipeline through focused business development and internal research efforts. Our lead product candidate, milademetan (RAIN-32), is a small molecule, oral inhibitor of mouse double minute 2 (MDM2), which is oncogenic in numerous cancers. We in-licensed milademetan in September 2020 based on the results of a Phase 1 clinical trial, which demonstrated meaningful antitumor activity in an MDM2-amplified subtype of LPS and other solid tumors. Data from well-differentiated/de-differentiated (WD/DD) liposarcoma (LPS) patients in the Phase 1 clinical trial of milademetan demonstrated median progression-free survival (mPFS) approximately three to four times greater than trabectedin or eribulin, the current standard of care (SOC). Importantly, this result was accomplished with a rationally-designed dosing schedule designed to mitigate safety concerns and widen the therapeutic window of MDM2 inhibition unlocking the potential for milademetan in a broad range of MDM2-dependent cancers. Based on these data, we commenced a pivotal Phase 3 trial in LPS in July 2021 and we anticipate commencing a Phase 2 tumor-agnostic basket trial in certain solid tumors in the second half of 2021 and a Phase 2 trial in intimal sarcoma by early 2022. In addition to milademetan, we are also developing a preclinical program that is focused on inducing synthetic lethality in cancer cells by inhibiting RAD52.

Since our inception in 2017, we have incurred significant operating losses and have utilized substantially all of our resources to date in in-licensing and developing our product candidates, organizing and staffing our company and providing other general and administrative support for our operations. As of June 30, 2021, we had an accumulated deficit of $53.6 million and we incurred net losses of approximately $15.0 million and $5.2 million for the six months ended June 30, 2021 and 2020, respectively. Our operations to date have been funded primarily through the issuance of convertible promissory notes, the issuance of convertible preferred stock, as well as issuance and sale of common stock through our initial public offering (IPO). From our inception through June 30, 2021, we have raised aggregate gross proceeds of $9.9 million from the issuance of convertible promissory notes and $81.9 million from the issuance of convertible preferred stock. On April 27, 2021, we completed our IPO in which we issued and sold 7,352,941 shares of common stock at a public offering price of $17.00 per share. On May 11, 2021, we issued an additional 492,070 shares of common stock in connection with the exercise of the underwriters’ option to purchase additional shares at the public offering price. Our net proceeds from the sale of shares in the IPO, including the sale of shares pursuant to the exercise of the underwriters’ option to purchase additional shares, was $121.5 million, net of underwriting discounts and commissions, and other offering fees. As of June 30, 2021, we had cash, cash equivalents and short-term investments of $164.6 million. Although we believe, based on our current business plans, that our existing cash, cash equivalents and short-term investments will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development of our drug candidates. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years as we continue our development of, and seek regulatory approvals for, our product candidates and begin to commercialize any approved products, seek to expand our product pipeline, invest in our organization, as well as incur expenses associated with operating as a public company.

We do not expect to generate any revenue from product sales unless and until we successfully complete development and obtain regulatory approval for one or more product candidates, which will not be for many years, if ever. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through public or private equity offerings, debt financings or other capital sources which may include strategic collaborations, licensing arrangements or other arrangements with third parties. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms or at all. If we raise funds through strategic collaborations or other similar arrangements with third parties, we may have to relinquish valuable rights to our platform technology, future revenue streams, research programs or product candidates or we may have to grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts. Our ability to raise additional funds may be adversely impacted by potential worsening of global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic or otherwise. Because of the numerous risks and uncertainties associated with our product development, we cannot predict the timing or amount of increased expenses and cannot assure you that we will ever be profitable or generate positive cash flow from operating activities. Based upon our current operating plan, we estimate that our cash, cash equivalents and short-term investments as of June 30, 2021 will be sufficient to fund our pivotal Phase 3 trial in LPS, Phase 2 tumor-agnostic basket trial in certain solid tumors and Phase 2 trial in intimal sarcoma including continuing to advance our pipeline through additional preclinical studies and clinical trials.

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely for the foreseeable future, on third parties for the manufacture of our drug candidates for preclinical and clinical testing, as well as for commercial manufacture of any drugs that we may commercialize. We expect to continue to develop drug candidates that can be produced cost-effectively at contract manufacturing facilities. For the milademetan program, we will select and transfer Daiichi Sankyo Company, Limited (Daiichi Sankyo) processes to suitable contract manufacturing organizations to supply active pharmaceutical ingredients and clinical drug product for our clinical trials and in preparation for submission of marketing applications and potential future commercial supplies.

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

Recent Developments

In June 2021, we announced a patient referral partnership with Caris Life Sciences (“Caris”). Under the terms of the partnership, Caris will provide patient referral services using their molecular intelligence trials platform for our planned Phase 2 MDM2-amplified tumor-agnostic basket trial for milademetan.

Also in June 2021, we announced a master program and a genomic analysis platform agreement for comprehensive genomic profiling tests utilizing the genomic analysis platform of Tempus, an artificial intelligence and precision medicine company. Under the terms of the agreement, Tempus will provide both centralized tumor testing and patient matching services using their Connect & TIME Trial® Network for the planned Phase 2 MDM2-amplified tumor-agnostic basket trial for milademetan.

Our Development Pipeline

Our development pipeline is unified by a strategy to target oncogenic drivers through differentiated therapies for which we are able to genetically select the patients we believe will be most likely to benefit from treatment. We currently retain global development and commercialization rights to all of our product candidates.

Overview of Milademetan

Our lead product candidate, milademetan, is a small molecule, oral inhibitor of MDM2 and is being developed in patients with MDM2-dependent cancers. Historically, MDM2 inhibition has presented treatment challenges due to dose-limiting, on-target hematologic toxicities. We believe an MDM2-targeted therapy must possess certain pharmacological characteristics related to potency, pharmacokinetics and drug accumulation to allow for the design of an optimized dosing schedule. An optimized dosing schedule is intended to improve peak drug exposure leading to apoptosis and cell cycle arrest during the dosing period, while permitting hematopoietic precursor cell recovery during the dosing break, thereby minimizing hematologic toxicity. Residual drug concentration, due to poor drug clearance or tissue accumulation during the dosing break may otherwise prevent recovery from thrombocytopenia. Milademetan’s differentiated profile, as a potent MDM2 inhibitor with rapid plasma clearance and lack of drug accumulation in tissues, has enabled a rationally-designed dosing schedule that we believe has the potential to reduce toxicities while preserving activity. We anticipate that this dosing schedule may also be applicable to other MDM2-dependent cancer populations across solid and hematologic tumor types.

In September 2020, we in-licensed milademetan from Daiichi Sankyo. Daiichi Sankyo previously conducted a Phase 1 clinical trial in WD/DD LPS patients. Liposarcomas are the most common sarcomas in adults. WD and DD LPS represent subtypes of LPS. The DD subtype often develops within WD tumor mass at disease progression or recurrence of resected WD LPS. WD/DD LPS tumors have nearly universal MDM2 amplification and wild type (WT) p53, and hence we believe WD/DD LPS patients represent an appropriate population for MDM2 inhibition therapy. Data from a WD/DD LPS patients in the Phase 1 clinical trial of milademetan demonstrated mPFS approximately three to four times greater than trabectedin or eribulin, the current SOC. Importantly, this result was accomplished with a rationally-designed dosing schedule designed to mitigate safety concerns and widen the therapeutic window of MDM2 inhibition, establishing potential for a differentiated profile. In July 2021, we announced that the first patient has been randomized in the multicenter, open-label, Phase 3 registrational trial (MANTRA) evaluating milademetan for the treatment of DD LPS. Accordingly, under the Daiichi Sankyo License Agreement, we are obligated to pay Daiichi Sankyo $2.5 million in a milestone payment within 30 days upon receipt of invoice. The MANTRA trial is designed to evaluate the safety and efficacy of milademetan compared to trabectedin, a current standard of care, in patients with unresectable or metastatic DD LPS with or without a WD LPS component that has progressed on one or more prior systemic therapies, including at least one anthracycline-based therapy. Approximately 160 patients are expected to be randomized in a 1:1 ratio to receive milademetan or trabectedin. The primary objective of the trial is to compare progression-free survival (PFS) by blinded independent review between the milademetan treatment arm and the trabectedin control arm. Secondary endpoints include overall survival, PFS by investigator assessment, objective response rate, duration of response, disease control rate, safety and patient reported outcomes. We anticipate top-line data from this trial in 2023. Further information about the clinical program is available on clinicaltrials.gov. Our commencement of a Phase 3 trial following the Phase 1 trial referenced above is based on the data observed in the Phase 1 trial and FDA feedback with respect to our development plan. In July 2021, we also provided an update on patients continuing to receive milademetan monotherapy from the previously concluded Phase 1 dose escalation and expansion study. As of July 1, 2021, three WD/DD LPS patients received therapy with milademetan monotherapy for greater than 51 months. Two of these patients continue to receive therapy with durations now at 51 and 57 months without disease progression, and an additional patient received therapy for greater than 59 months before discontinuation in the second quarter of 2021. We believe this highlights the potential for milademetan to have a favorable long-term tolerability and safety profile. We also plan to evaluate milademetan in other MDM2-dependent cancers in an open-label Phase 2 tumor-agnostic basket trial for milademetan for which there will be pre-specified MDM2 amplification levels and WT p53. This Phase 2 basket trial is expected to commence in the second half of 2021. We anticipate interim efficacy and safety results in the second half of 2022. We also intend to commence a Phase 2 trial in patients with intimal sarcoma by early 2022.

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

Operating Expenses

Our operating expenses since inception have consisted solely of research and development costs, including acquisition of in-process research and development, and general and administrative costs.

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

The following table summarizes our research and development expenses by product candidate or development program:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Milademetan	$3,833	$—	$6,237	$—
Other clinical candidate	259	1,473	1,337	3,235
Unallocated internal research and development costs	1,397	—	3,243	—
Total research and development expenses	$5,489	$1,473	$10,817	$3,235

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

Our future clinical development costs may vary significantly. See the section titled “Risk Factors—Risks Related to Product Development—Preclinical and clinical development involves a lengthy and expensive process with uncertain outcomes, and results of earlier studies and trials may not be predictive of future clinical trial results. If our preclinical studies and clinical trials are not sufficient to support regulatory approval of any of our product candidates, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development of such product candidates.” disclosed in Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

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

Interest Income

Interest income consists of interest on our AFS securities.

Interest Expense

We did not have interest expense for the six months ended June 30, 2021. Interest expense for six months ended June 30, 2020 consisted of interest on the outstanding convertible promissory notes.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020, together with the changes in those items in dollars:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
	(in thousands)			(in thousands)
Operating expenses:
Research and development	$5,489	$1,473	$4,016	$10,817	$3,235	$7,582
General and administrative	2,700	1,119	1,581	4,180	1,787	2,393
Total operating expenses	8,189	2,592	5,597	14,997	5,022	9,975
Loss from operations	(8,189)	(2,592)	(5,597)	(14,997)	(5,022)	(9,975)
Other income (expense):
Interest income	6	6	—	14	26	(12)
Interest expense, related party	—	(33)	33	—	(64)	64
Change in fair value of convertible promissory notes, related party	—	(5)	5	—	(133)	133
Total other income (expense), net	6	(32)	38	14	(171)	185
Net loss	$(8,183)	$(2,624)	$5,559	$(14,983)	$(5,193)	$9,790

Research and Development Expenses

Research and development (R&D) expenses were $5.5 million and $1.5 million for the three months ended June 30, 2021 and 2020, respectively. The increase in R&D expenses was primarily due to increases in R&D costs for our lead product candidate, milademetan, as we launched our Phase 3 pivotal study in LPS in July 2021, as well as personnel costs. Non-cash stock-based compensation expenses, included as part of personnel costs, were $0.6 million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively.

R&D expenses were $10.8 million and $3.2 million for the six months ended June 30, 2021 and 2020, respectively. The increase in R&D expenses was primarily related to milademetan and other research costs. Non-cash stock-based compensation expenses, included as part of personnel costs, were $0.8 million and $0.2 million for the six months ended June 30, 2021 and 2020, respectively. We expect our R&D costs to continue to increase in the remainder of 2021 as we continue our Phase 3 trial in LPS and initiate our Phase 2 tumor-agnostic basket trial for milademetan.

General and Administrative Expenses

General and administrative (G&A) expenses were $2.7 million and $1.1 million for the three months ended June 30, 2021 and 2020, respectively. The increase in G&A expenses was primarily due to increases in various third-party G&A costs, including legal costs, outside consulting fees, and accounting and audit fees associated with maintaining compliance with exchange listing and SEC requirements as a public company, and personnel costs as a result of continued growth in headcount. Non-cash stock-based compensation expense included in G&A expenses was approximately $0.2 million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively.

G&A expenses were $4.2 million and $1.8 million for the six months ended June 30, 2021 and 2020, respectively. The increase in G&A expenses was primarily due to increases in various third-party G&A costs as well as personnel costs. Non-cash stock-based compensation expense included in G&A expenses was $0.2 million for each of the six months ended June 30, 2021 and 2020, respectively. We have incurred and expect to continue incur additional expenses as a result of being a public company following the completion of our IPO in April 2021, including costs associated with maintaining compliance with exchange listing and SEC requirements as a public company. In addition, we expect our general and administrative expenses to continue to increase in the remainder of 2021 as we continue to add personnel and build out systems and infrastructure to support our operations as a public company.

Other (Income) Expense

Other (income) expense, net with nominal amounts for the three and six months ended June 30, 2021 and 2020 represents interest income, interest expense on the outstanding convertible promissory notes and change in the fair value of our convertible promissory notes recorded in 2020.

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

We do not currently have any approved products and have not generated any revenue from product sales since inception. To date, we have financed our operations through the issuance of convertible promissory notes and the issuance of convertible preferred stock and common stock. From our inception through June 30, 2021, we have raised aggregate gross proceeds of $9.9 million from the issuance of convertible promissory notes and $81.9 million from the issuance of convertible preferred stock. On April 27, 2021, we completed our IPO in which we issued and sold 7,352,941 shares of common stock at a public offering price of $17.00 per share. On May 11, 2021, we issued an additional 492,070 shares of common stock in connection with the exercise of the underwriters’ option to purchase additional shares at the public offering price. Our net proceeds from the sale of shares in the IPO, including the sale of shares pursuant to the exercise of the underwriters’ option to purchase additional shares, was $121.5 million, net of underwriting discounts and commissions, and other offering fees. As of June 30, 2021, we had cash, cash equivalents and short-term investments of $164.6 million. Although we believe, based on our current business plans, that our existing cash, cash equivalents and short-term investments will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development of our drug candidates. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Future Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing development activities related to milademetan and other product candidates and programs, which are still in the early stages of development. In addition, following the IPO, we expect to incur additional costs associated with operating as a public company. We expect that our expenses will increase substantially if and as we:

•	initiate clinical trials for our milademetan program and incur additional preclinical research costs for our RAD52 program;
•	initiate and continue research and preclinical and clinical development of our other product candidates;
•	seek to identify and develop additional product candidates;
•	seek marketing approvals for any of our product candidates that successfully complete clinical trials, if any;
•	establish a sales, marketing, manufacturing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;

•	require the manufacture of larger quantities of our product candidates for clinical development and potentially commercialization;
•	maintain, expand, protect and enforce our intellectual property portfolio;
•	acquire or in-license other drugs and technologies;
•	defend against any claims of infringement, misappropriation or other violation of third-party intellectual property;
•	hire and retain additional clinical, quality control and scientific personnel;
•	build out new facilities or expand existing facilities to support our ongoing development activity;
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

Because of the numerous risks and uncertainties associated with the development of milademetan and other product candidates and programs and because the extent to which we may enter into collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates and programs. Our future capital requirements will depend on many factors, including:

•	the scope, progress, results and costs of our current and future clinical trials of milademetan for our current targeted indications;
•	the scope, progress, results and costs of drug discovery, preclinical research and clinical trials for RAD52 and our other product candidates;
•	the number of future product candidates that we pursue and their development requirements;
•	the costs, timing and outcome of regulatory review of our product candidates;
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

Cash Flows

The following table summarizes our sources and uses of cash for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(15,750)	$(4,424)
Investing activities	(46,679)	—
Financing activities	121,579	6,341
Net increase in cash and cash equivalents	$59,150	$1,917

Operating Activities

We have incurred losses since inception. Net cash used in operating activities for the six months ended June 30, 2021 was $15.8 million, consisting primarily of net loss of $15.0 million resulting from expenses associated with research and development activities for our lead product candidate and general and administrative expenses, partially offset by a net of decrease in changes in operating assets and liabilities of $1.8 million and non-cash adjustments of $1.0 million.

Net cash used in operating activities for the six months ended June 30, 2020 was $4.4 million, consisting primarily of net loss of $6.2 million offset by a net of increase changes in operating assets and liabilities of $0.2 million and non-cash adjustments of $0.6 million.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2021 was $46.7 million mainly related to purchases of available for sale securities of $46.6 million and purchase of property and equipment of $43,000. We did not have investing activities for the six months ended June 30, 2020.

Financing Activities

Net cash used in financing activities in the six months ended June 30, 2021 of $121.6 million primarily relates to the net proceeds of $121.5 million from IPO, after deducting underwriting discounts and commissions, and other offering fees and proceeds of $0.1 million from the exercise of stock options.

Net cash used in financing activities in the three months ended June 30, 2020 of $6.3 million primarily relates to proceeds of $6.4 million from issuance of convertible promissory notes and payment of $0.1 million for issuance costs related to convertible preferred stock.

Contractual Obligations and other Commitments

During the period ended June 30, 2021, there were no material changes to our principal contractual obligations and commitments as reported in our final prospectus for our IPO, filed pursuant to Rule 424(b) under the Securities Exchange Act of 1933, as amended, with the SEC on April 23, 2021 (the Prospectus).

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Our business is subject to various risks, including those described in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021. There have been no material changes from the risk factors disclosed in Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

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

The offer and sale of all of the shares of our common stock in the IPO were registered under the Securities Act pursuant to our Registration Statement on Form S-1, as amended (File No. 333-254998), which was declared effective on April 22, 2021. Goldman Sachs & Co. LLC, Citigroup, Global Markets, Inc., Piper, Sandler & Co., and Guggenheim Securities LLC acted as joint book-running managers for the IPO.

We received net proceeds from our IPO of approximately $121.5 million, after deducting underwriting discounts and commissions, and other offering fees, inclusive of the Overallotment. None of the underwriting discounts and commissions or other offering expenses were incurred or paid, directly or indirectly, to any of our directors or officers or their associates or to persons owning 10% or more of our common stock or to any of our affiliates.

The net proceeds from the IPO (including the Overallotment) have been used and will be used, to fund a pivotal Phase 3 trial in LPS, a Phase 2 tumor-agnostic basket trial in certain solid tumors and a Phase 2 trial in intimal sarcoma, in each case, for our lead product candidate, milademetan, to fund the purchase of raw materials and drug substance and drug product manufacturing for our milademetan program and to fund various clinical pharmacology, biomarker and translational studies for our milademetan program, and for working capital, including continuing to advance our pipeline through preclinical studies and clinical trials, and general corporate purposes. There has been no material change in our intended use of proceeds from our IPO as described in the Prospectus filed with the SEC pursuant to Rule 424(b)(4) on April 23, 2021.

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

31.1*	Certification of the principal executive officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of the principal financial officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

32.1(1)	Certification of the principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
+	Indicates management contract or compensatory plan.

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

Rain Therapeutics Inc.

Date: August 10, 2021	By:	/s/ Avanish Vellanki
Avanish Vellanki
Chairman and Chief Executive Officer (principal executive officer)
	By:	/s/ Nelson Cabatuan
Date: August 10, 2021		Nelson Cabatuan
Senior Vice President of Finance and Administration (principal financial and accounting officer)