Form 10-Q
period 2021-09-30
Rain Therapeutics Inc.
filed 2021-11-10
CIK 1724979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of November 3, 2021, the registrant had 26,466,746 shares of common stock, $0.001 par value per share, outstanding, comprised of 18,739,276 shares of common stock, $0.001 par value per share and 7,727,470 shares of non-voting common stock, $0.001 par value per share.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	1
	Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1
	Condensed Statements of Operations and Comprehensive Loss (Unaudited) for the three and nine months ended September 30, 2021 and 2020	2
	Condensed Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited) for the three and nine months ended September 30, 2021 and 2020	3
	Condensed Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2021 and 2020	4
	Notes to Unaudited Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	29
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Mine Safety Disclosures	30
Item 5.	Other Information	30
Item 6.	Exhibits	31
Signatures		32

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Rain Therapeutics Inc.

Condensed Balance Sheets

(In thousands)

	September 30,	December 31,
	2021	2020(1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,258	$58,863
Short-term investments	136,823	—
Prepaid and other current assets	7,325	662
Total current assets	157,406	59,525
Property and equipment, net	178	99
Operating lease right-of-use asset	416	447
Deferred offering costs	—	385
Other assets	531	624
Total assets	$158,531	$61,080
Liabilities, convertible preferred stock, and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$3,678	$816
Accrued research and development	5,362	1,527
Other accrued liabilities	1,706	935
Operating lease liability, current portion	158	141
Total current liabilities	10,904	3,419
Operating lease liability, net of current portion	284	312
Other long-term liabilities	68	69
Total liabilities	11,256	3,800
Commitments and contingencies
Series A convertible preferred stock, $0.001 par value; no shares and 3,731,208 shares authorized, issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	20,147
Series B convertible preferred stock, $0.001 par value; no shares and 12,542,198 shares authorized, issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	74,550
Total convertible preferred stock	—	94,697
Stockholders' equity (deficit):
Common Stock, $0.001 par value; 250,000,000 and 24,000,000 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 26,466,746 shares (comprised of 18,739,276 shares of common stock and 7,727,470 shares of non-voting common stock) and 3,530,975 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	27	4
Additional paid-in capital	219,222	1,149
Accumulated other comprehensive income	5	—
Accumulated deficit	(71,979)	(38,570)
Total stockholders' equity (deficit)	147,275	(37,417)
Total liabilities, convertible preferred stock, and stockholders' equity (deficit)	$158,531	$61,080

(1)

The balance sheet at December 31, 2020 has been derived from the audited financial statements included in Rain Therapeutics Inc.’s final prospectus for its initial public offering filed on April 23, 2021.

See accompanying notes to financial statements.

Rain Therapeutics Inc.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$15,284	$7,893	$26,101	$11,195
General and administrative	3,154	591	7,334	2,311
Total operating expenses	18,438	8,484	33,435	13,506
Loss from operations	(18,438)	(8,484)	(33,435)	(13,506)
Other income (expense):
Interest income	11	—	25	23
Interest expense, related party	—	(71)	—	(135)
Change in fair value of convertible promissory notes, related party	—	(1,891)	—	(2,024)
Other income	1	—	1	2
Total other income (expense), net	12	(1,962)	26	(2,134)
Net loss	$(18,426)	$(10,446)	$(33,409)	$(15,640)
Other comprehensive income:
Unrealized gain on investments	$5	—	$5	—
Comprehensive loss	$(18,421)	$(10,446)	$(33,404)	$(15,640)

Net loss per share, basic and diluted	$(0.70)	$(3.05)	$(1.96)	$(4.73)
Weighted-average shares used to compute net loss per share, basic and diluted	26,466,746	3,422,458	17,025,032	3,307,932

See accompanying notes to financial statements.

Rain Therapeutics Inc.

Condensed Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(unaudited)

	Series A		Series B
	Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity (Deficit)
Balance as of December 31, 2020	3,731,208	$20,147	12,542,198	$74,550	3,530,975	$4	$1,149	$(38,570)	$—	$(37,417)
Stock-based compensation expense	—	—	—	—	—	—	165	—	—	$165
Net loss	—	—	—	—	—	—	—	(6,800)	—	$(6,800)
Balance as of March 31, 2021	3,731,208	$20,147	12,542,198	$74,550	3,530,975	$4	$1,314	$(45,370)	$—	$(44,052)
Conversion of convertible preferred stock to common stock	(3,731,208)	(20,147)	(12,542,198)	(74,550)	15,069,330	15	94,682	—	—	94,697
Issuance of common stock upon IPO, net of issuance cost	—	—	—	—	7,845,011	8	121,486	—	—	$121,494
Exercise of stock options	—	—	—	—	21,430	—	85	—	—	$85
Stock-based compensation expense	—	—	—	—	—	—	793	—	—	$793
Net loss	—	—	—	—	—	—	—	(8,183)	—	$(8,183)
Balance as of June 30, 2021	—	$—	—	$—	26,466,746	$27	$218,360	$(53,553)	$—	$164,834
Stock-based compensation expense	—	—	—	—	—	—	862	—	—	$862
Unrealized gain on investments	—	—	—	—	—	—	—	—	5	$5
Net loss	—	—	—	—	—	—	—	(18,426)	—	$(18,426)
Balance as of September 30, 2021	—	$—	—	$—	26,466,746	$27	$219,222	$(71,979)	$5	$147,275

	Series A		Series B
	Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit
Balance as of December 31, 2019	3,731,208	$20,147	—	$—	2,986,385	$3	$236	$(17,487)	$—	$(17,248)
Vesting of restricted shares	—	—	—	—	289,377	1	—	—	—	1
Stock-based compensation expense	—	—	—	—	—	—	199	—	—	199
Net loss	—	—	—	—	—	—	—	(2,569)	—	(2,569)
Balance as of March 31, 2020	3,731,208	$20,147	—	$—	3,275,762	$4	$435	$(20,056)	$—	$(19,617)
Vesting of restricted shares	—	—	—	—	135,048	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	196	—	—	196
Net loss	—	—	—	—	—	—	—	(2,624)	—	(2,624)
Balance as of June 30, 2020	3,731,208	$20,147	—	$—	3,410,810	$4	$631	$(22,680)	$—	$(22,045)
Issuance of Series B convertible preferred stock, net of issuance costs of $320	—	—	10,636,510	63,180	—	—	—	—	—	—
Conversion of convertible promissory notes into Series B convertible preferred stock	—	—	1,905,688	11,377	—	—	—	—	—	—
Vesting of restricted shares	—	—	—	—	57,874	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	201	—	—	201
Net loss	—	—	—	—	—	—	—	(10,446)	—	(10,446)
Balance as of September 30, 2020	3,731,208	$20,147	12,542,198	$74,557	3,468,684	$4	$832	$(33,126)	$—	$(32,290)

See accompanying notes to financial statements.

Rain Therapeutics Inc.

Condensed Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(33,409)	$(15,640)
Adjustments to reconcile net loss to cash used in operating activities:
In-process research and development expense	5,500	5,153
Depreciation and amortization expense	50	40
Stock-based compensation expense	1,820	596
Non-cash interest expense, related party	—	135
Change in fair value of convertible promissory notes, related party	—	2,024
Accretion and amortization of premium on short-term investments, net	33	—
Changes in operating assets and liabilities:
Prepaid and other current assets	(6,663)	(131)
Operating lease right-of-use asset and liability, net	20	23
Other assets	366	55
Accounts payable	2,862	662
Accrued research and development	3,834	240
Other accrued liabilities	(2,117)	63
Other long-term liabilities	—	5
Net cash used in operating activities	(27,704)	(6,775)

Investing activities
Purchases of short-term investments	(136,852)	—
Purchases of property and equipment	(128)	(3)
Payment of in-process research and development expense	(2,500)	(5,153)
Net cash used in investing activities	(139,480)	(5,156)

Financing Activities
Proceeds from initial public offering, net of issuance costs	121,494	—
Proceeds from stock option exercises	85	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	63,180
Proceeds from issuance of convertible promissory notes	—	6,435
Payments of issuance costs related to the initial public offering	—	(97)
Net cash provided by financing activities	121,579	69,518
Net (decrease) increase in cash and cash equivalents	(45,605)	57,587
Cash and cash equivalents at beginning of period	58,863	5,794
Cash and cash equivalents at end of period	$13,258	$63,381

Supplemental schedule of non-cash investing and financing activities:
Conversion of convertible preferred stock to common stock	$94,697	—
Non-cash in-process research and development accrual	$3,000	—
Conversion of convertible promissory notes and interest into Series B convertible preferred stock	—	$11,377
Accruals for unbilled professional fees related to the IPO	—	$112

See accompanying notes to financial statements.

Rain Therapeutics Inc.

Notes to Condensed Financial Statements (unaudited)

Note 1 – Organization and Nature of Operations

Description of Business

Rain Therapeutics Inc. (“Rain” or the “Company”) was incorporated in the state of Delaware in April 2017. Rain is a late-stage precision oncology company developing therapies that target oncogenic drivers for which the Company is able to genetically select patients it believes will most likely benefit. This approach includes using a tumor-agnostic strategy to select patients based on their tumors’ underlying genetics rather than histology. Rain’s lead product candidate, milademetan, is a small molecule, oral inhibitor of MDM2, which is oncogenic in numerous cancers. In addition to milademetan, the Company is also developing a preclinical program that is focused on inducing synthetic lethality in cancer cells by inhibiting RAD52. The Company operates in one business segment and its principal operations are in the United States, with its headquarters in Newark, California.

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

Liquidity and Capital Resources

The Company has devoted substantially all of its efforts to drug discovery and development, raising capital and building operations. The Company has a limited operating history and has not generated any revenue since its inception, and the sales and income potential of the Company’s business is unproven. The Company has incurred net losses and negative cash flows from operating activities since its inception and expects to continue to incur net losses into the foreseeable future as it continues the development of its product candidates. From inception through September 30, 2021, the Company has funded its operations through net proceeds from its IPO in April 2021, and the issuance of convertible promissory notes and convertible preferred stock.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Management believes that the Company’s current cash, cash equivalents and short-term investments will provide sufficient funds to enable the Company to meet its obligations for at least twelve months from the filing date of this report.

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

Stock-Based Compensation

Stock-based compensation expense represents the grant date fair value of equity awards recognized over the requisite service period of the awards (generally the vesting period) on a straight-line basis. The Company recognizes forfeitures as they occur. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model. Prior to the IPO, the exercise price for all stock options granted was at the estimated fair value of the underlying common stock as determined on the date of grant by the Company’s Board of Directors.

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

For the periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

Recent Accounting Pronouncements

Financial Instruments. In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The objective of the standard is to provide information about expected credit losses on financial instruments at each reporting date and to change how other-than temporary impairments on investment securities are recorded. The guidance is effective for the Company beginning on January 1, 2023, with early adoption permitted. The Company does not anticipate that the adoption of ASU 2016-13 will have a significant impact on its condensed financial statements or the related disclosures.

Income Taxes. In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes. ASU 2019-12 is effective for the Company for the fiscal year beginning after December 15, 2021 and early adoption is permitted. The Company does not anticipate that the adoption of ASU 2019-12 will have a significant impact on its condensed financial statements or the related disclosures.

Debt and Equity Instruments. In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), which addresses the complexity associated with applying generally accepted accounting principles for certain financial instruments with characteristics of liabilities and equity. The guidance is effective for the Company beginning on January 1, 2024, with early adoption permitted. The Company elected to adopt this standard on January 1, 2020 under the modified retrospective transition method with no material impact on its condensed financial statements or the related disclosures.

There were no other significant updates to the recently issued accounting standards other than as disclosed herein for the nine months ended September 30, 2021. Although there are several other new accounting pronouncements issued or proposed by the FASB, based on the Company’s preliminary assessment, the Company does not believe any of those accounting pronouncements have had or will have a material impact on its financial position or operating results.

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

The Company’s cash and cash equivalents are classified using Level 1 inputs within the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. There were no transfers between levels of the fair value hierarchy during the nine months ended September 30, 2021.

The following table summarizes financial assets that the Company measured at fair value on a recurring basis, classified in accordance with the fair value hierarchy (in thousands):

	Fair Value Measurements at Reporting Date Using:
	Level 1	Level 2	Level 3	Total
As of September 30, 2021:
Money market funds	$6,340	$—	$—	$6,340
Commercial paper	—	102,290	—	102,290
U.S. government securities	—	24,365	—	24,365
U.S. agency bonds	—	8,047	—	8,047
Corporate debt securities	—	7,280	—	7,280
Total investments	$6,340	$141,982	$—	$148,322
Reported as:
Cash and cash equivalents				$11,499
Short-term investments				136,823
Total investments				$148,322

	Fair Value Measurements at Reporting Date Using:
	Level 1	Level 2	Level 3	Total
As of December 31, 2020:
Cash and cash equivalents	$19,257	$—	$—	$19,257

There were no liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020.

The following table provides a reconciliation of all liabilities measured at fair value using Level 3 significant unobservable inputs (in thousands):

Convertible Promissory Notes
Fair value as of December 31, 2019	$2,751
Issuance of convertible promissory notes	6,435
Conversion to convertible preferred stock (excluding interest expense)	(11,210)
Change in fair value of convertible promissory notes (Note 5)	2,024
Fair value as of September 30, 2020	$—

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

As of September 30, 2021, the amortized cost of the Company’s AFS securities approximated their fair value. There was no material realized or unrealized gains or losses, either individually or in the aggregate.

The contractual maturities of the Company’s AFS securities were as follows (in thousands):

September 30, 2021
Due within one year	$113,936
Due within one to two years	22,887
Total	$136,823

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

Note 4 – Related Party Transactions

As further described in Note 5, the Company issued the 2019 Notes in October 2019 to certain holders of convertible preferred stock, for an aggregate purchase price of $2.5 million and the 2020 Notes in June 2020 to certain holders of convertible preferred stock, for an aggregate purchase price of $6.4 million. In September 2020, all outstanding convertible promissory notes with a total fair value of $11.2 million and accrued interest of $167,000 were converted to 1,905,688 shares of Series B convertible preferred stock. The change in fair value of the convertible promissory notes for the three and nine months ended September 30, 2020 was $1.9 million and $2.0 million, respectively.

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

For the three and nine months ended September 30, 2020, the Company recognized interest expense of $71,000 and $135,000, respectively, in connection with the 2019 Notes and 2020 Notes. In September 2020, all outstanding convertible promissory notes with a total fair value of $11.2 million and accrued interest of $167,000 were converted to 1,905,688 shares of Series B convertible preferred stock.

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

In connection with the reverse stock split on April 16, 2021, the Company filed a certificate of amendment to its certificate of incorporation, which authorized 260,000,000 shares of capital stock, consisting of 250,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.001 per share that may be issued from time to time by the Company’s Board of Directors in one or more series. Of the 250,000,000 shares of common stock, 200,000,000 shares were designated as “Common Stock” and 50,000,000 shares were designated as “Non-Voting Common Stock”. As of September 30, 2021, there were no preferred stock issued and outstanding.

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

On April 27, 2021, immediately prior to the closing of the IPO, 8,344,905 shares of the Company’s convertible preferred stock were exchanged for 7,727,470 shares of non-voting common stock and 7,928,501 shares of the Company’s convertible preferred stock converted into 7,341,860 shares of common stock. There were no outstanding shares of the Company’s convertible preferred stock as of September 30, 2021.

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

A summary of the Company’s stock option activities during the nine months ended September 30, 2021 is as follows (in thousands, except share and per share amounts and years):

	Total Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	882,942	$3.72	9.0	$1,263
Granted	771,796	$12.03
Exercised	(21,430)	$3.95
Forfeited or cancelled	(27,822)	$8.48
Outstanding as of September 30, 2021	1,605,486	$7.70	9.0	$11,650
Vested and expected to vest as of September 30, 2021	1,605,486	$7.70	9.0	$11,650
Vested and exercisable as of September 30, 2021	488,552	$3.90	8.2	$5,403

The weighted-average grant date fair values of option grants during the nine months ended September 30, 2021 and 2020 were $11.91 and $2.34 per share, respectively. The weighted-average grant date fair values of options forfeited during the nine months ended September 30, 2021 and 2020 were $7.57 and $2.82 per share, respectively.

Employee Stock Purchase Plan

The 2021 Employee Share Purchase Plan (the “ESPP”) was approved by the Board of Directors and became effective on April 15, 2021. The ESPP initially reserved and authorized the issuance of up to 259,689 shares of common stock to participating employees. Under the ESPP, eligible employees can contribute up to 15% of their eligible compensation, as defined in the ESPP, towards the purchase of the Company’s common stock at a price of 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. The ESPP provides for twenty-four-month offering periods with four six-month purchase periods in each offering period. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2022 and each January 1 thereafter through January 31, 2032, by 1.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year. As of September 30, 2021, no shares had been issued under the ESPP, and the full number of shares authorized under the ESPP was available for issuance.

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

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$683	$133	$1,452	$379
General and administrative	179	68	368	217
	$862	$201	$1,820	$596

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the stock option grants were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Risk-free interest rate	0.90%	N/A	0.80% - 1.12%	0.39% - 0.94%
Expected volatility	115.5%	N/A	115.3% - 118.7%	96.9% - 100.0%
Expected term (in years)	6.1	N/A	5.0 – 6.1	5.3 – 5.7
Expected dividend yield	0%	N/A	0%	0%

As of September 30, 2021, the unrecognized compensation cost related to outstanding options was $8.8 million and is expected to be recognized as expense over approximately 3.3 years.

The weighted average assumptions used in Black-Scholes option pricing model to estimate the fair value of purchase rights granted under the ESPP were as follows:

Nine Months Ended September 30,
2021
Risk-free interest rate	0.1%
Expected volatility	127.8%
Expected term (in years)	1.4
Expected dividend yield	0%

As of September 30, 2021, there was $0.5 million of unrecognized compensation cost related to the ESPP and is expected to be recognized over approximately 1.7 years.

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

Forfeitures.    The Company reduces stock-based compensation expense for actual forfeitures during the period.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consist of the following:

	September 30, 2021	December 31, 2020
Stock options	1,605,486	882,942
Reserved for future equity award grants	3,085,170	582,203
Reserved for future ESPP issuances	259,689	—
Convertible preferred stock	—	15,069,330
Total	4,950,345	16,534,475

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

The Company made payments of $15,000 and $34,000 under the Drexel License Agreement for the three and nine months ended September 30, 2021, respectively. No similar payment was made for the three and nine months ended September 30, 2020.

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

Under the Daiichi Sankyo License Agreement, the Company obtained worldwide, sublicensable exclusive rights to seven families of patents with respect to milademetan. The Company is solely responsible under the Daiichi Sankyo License Agreement for the research, development and registration of milademetan. Pursuant to the Daiichi Sankyo License Agreement, Daiichi Sankyo had the right to continue to conduct three clinical trials and prepare final reports with respect to these clinical trials, and such right expired upon all subjects completing the study treatment. The Company has agreed to reimburse Daiichi Sankyo certain third-party expenses incurred while conducting such trials.

The Company is obligated to use commercially reasonable efforts to develop, commercialize and manufacture milademetan and to commercially launch milademetan as soon as reasonably practicable after receiving the requisite approvals from the authorities in any given country. The Company is also obligated to use commercially reasonable efforts to receive at least three full approvals for use in each of the following countries: France, Germany, Italy, Spain, the United Kingdom, the United States and one country outside of the United States and the European Union. In accordance with the terms of the Daiichi Sankyo License Agreement, the Company paid Daiichi Sankyo an initial upfront payment of $5.0 million in September 2020. The Company is required to make aggregate future milestone payments of up to an aggregate of $222.5 million (excluding the $2.5 million milestone payment discussed below) on the attainment of certain development and sales milestones. Additionally, the Company is required to pay Daiichi Sankyo a high single digit royalty based on the annual net sales of milademetan, to be reduced to an agreed rate upon expiration of the licensed patent in the particular country wherein sales are made. To date, no royalty payments have been made to Daiichi Sankyo under the Daiichi Sankyo License Agreement. The royalty obligation terminates on a country-by-country and on a product-by-product basis on the later of: (i) loss of all market exclusivity for such product in such country, (ii) the last-to-expire patent that covers the licensed compound or the product in such country and (iii) twelve years from launch of the first product sold by the Company in such country.

Unless sooner terminated or extended, the Daiichi Sankyo License Agreement will remain in full force and effect until the Company, its affiliates and its sublicensees cease all development and commercial activity related to milademetan. Either party may terminate the Daiichi Sankyo License Agreement for cause in the event of an uncured material breach (subject to a 90-day cure period).

On July 20, 2021, the Company announced that the first patient has been randomized in the multicenter, open-label, Phase 3 registrational trial (MANTRA) evaluating milademetan, an oral mouse double minute 2 (MDM2) inhibitor, for the treatment of de-differentiated liposarcoma. Accordingly, pursuant to the Daiichi Sankyo License Agreement, the Company recorded $5.5 million in milestone fees as research and development expense in the condensed statement of operations. Of the $5.5 million milestone fees, $2.5 million was paid in the third quarter of 2021 and $3.0 million was accrued as part of accrued research and development in the condensed balance sheet as of September 30, 2021. The Company paid $5.0 million under the Daiichi Sankyo License Agreement for the three and nine months ended September 30, 2020, which was recorded as part of research and development expense in the condensed statement of operations for the three and nine months ended September 30, 2020.

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

The future minimum lease payments required under the operating lease as of September 30, 2021, are summarized as follows (in thousands):

2021 - remainder	$40
2022	167
2023	171
2024	129
Total minimum lease payments	$507
Less: amount representing interest	(65)
Present value of operating lease liabilities	$442
Operating lease liabilities, current	158
Operating lease liabilities, non-current	284
Total operating lease liabilities	$442
Weighted-average remaining lease term (in years)	2.9
Weighted-average incremental borrowing rate	10.0%

The table below summarizes the Company’s lease costs and cash payments in connection with operating lease obligations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total operating lease expense	$40	$40	$120	$120
Operating cash flows used for operating lease	40	39	121	117

Contingencies

In the event the Company becomes subject to claims or suits arising in the ordinary course of business, the Company would accrue a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated.

Note 9 – Net Loss Per Share

The following tables summarize the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(18,426)	$(10,446)	$(33,409)	$(15,640)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	26,466,746	3,518,842	17,025,032	3,518,842
Less: weighted-average unvested common stock	—	(96,384)	—	(210,910)
Weighted-average shares used to compute net loss per share, basic and diluted	26,466,746	3,422,458	17,025,032	3,307,932
Net loss per share, basic and diluted	$(0.70)	$(3.05)	$(1.96)	$(4.73)

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	As of September 30,
	2021	2020
Stock options	1,605,486	548,596
Series A convertible preferred stock	—	3,731,208
Series B convertible preferred stock	—	12,542,198
Unvested common stock subject to repurchase	—	54,174
Total	1,605,486	16,876,176

Note 10 – Subsequent Events

The Company has evaluated the period subsequent to September 30, 2021 for material events that did not exist at the balance sheet date but arose after that date and determined that no additional subsequent events arose that should be disclosed in order to keep the financial statements from being misleading.

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

Overview

We are a late-stage precision oncology company developing therapies that target oncogenic drivers for which we are able to genetically select patients we believe will most likely benefit. This approach includes using a tumor-agnostic strategy to select patients based on their tumors’ underlying genetics rather than histology. We have in-licensed product candidates, each with a differentiated profile relative to available therapies, and we intend to continue strengthening our pipeline through focused business development and internal research efforts. Our lead product candidate, milademetan is a small molecule, oral inhibitor of mouse double minute 2 (MDM2), which is oncogenic in numerous cancers. We in-licensed milademetan in September 2020 based on the results of a Phase 1 clinical trial, which demonstrated meaningful antitumor activity in an MDM2-amplified subtype of LPS and other solid tumors. Data from well-differentiated/de-differentiated (WD/DD) liposarcoma (LPS) patients in the Phase 1 clinical trial of milademetan demonstrated median progression-free survival (mPFS) of approximately seven to eight months. Importantly, this result was accomplished with a rationally designed dosing schedule designed to mitigate safety concerns and widen the therapeutic window of MDM2 inhibition unlocking the potential for milademetan in a broad range of MDM2-dependent cancers. Based on these data, we commenced a pivotal Phase 3 trial in LPS in July 2021. We anticipate commencement of a Phase 2 tumor-agnostic basket trial in certain solid tumors (MANTRA-2) in the fourth quarter of 2021. We also anticipate commencement of a Phase 2 clinical trial in Merkel cell carcinoma (MCC) (MANTRA-3) in mid-2022. In addition to milademetan, we are also developing a preclinical program that is focused on inducing synthetic lethality in cancer cells by inhibiting RAD52.

Since our inception in 2017, we have incurred significant operating losses and have utilized substantially all of our resources to date in-licensing and developing our product candidates, organizing and staffing our company and providing other general and administrative support for our operations. As of September 30, 2021, we had an accumulated deficit of $72.0 million and we incurred net losses of approximately $18.4 million and $33.4 million for the nine months ended September 30, 2021 and 2020, respectively. Our operations to date have been funded primarily through the issuance of convertible promissory notes, the issuance of convertible preferred stock, as well as issuance and sale of common stock through our initial public offering (IPO). From our inception through September 30, 2021, we have raised aggregate gross proceeds of $9.9 million from the issuance of convertible promissory notes and $81.9 million from the issuance of convertible preferred stock. On April 27, 2021, we completed our IPO in which we issued and sold 7,352,941 shares of common stock at a public offering price of $17.00 per share. On May 11, 2021, we issued an additional 492,070 shares of common stock in connection with the exercise of the underwriters’ option to purchase additional shares at the public offering price. Our net proceeds from the sale of shares in the IPO, including the sale of shares pursuant to the exercise of the underwriters’ option to purchase additional shares, was $121.5 million, net of underwriting discounts and commissions, and other offering fees. As of September 30, 2021, we had cash, cash equivalents and short-term investments of $150.1 million. Although we believe, based on our current business plans, that our existing cash, cash equivalents and short-term investments will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development of our drug candidates. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years as we continue our development of, and seek regulatory approvals for, our product candidates and begin to commercialize any approved products, seek to expand our product pipeline, invest in our organization, as well as incur expenses associated with operating as a public company.

We do not expect to generate any revenue from product sales unless and until we successfully complete development and obtain regulatory approval for one or more product candidates, which will not be for many years, if ever. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through public or private equity offerings, debt financings or other capital sources which may include strategic collaborations, licensing arrangements or other arrangements with third parties. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms or at all. If we raise funds through strategic collaborations or other similar arrangements with third parties, we may have to relinquish valuable rights to our platform technology, future revenue streams, research programs or product candidates or we may have to grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts. Our ability to raise additional funds may be adversely impacted by potential worsening of global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic or otherwise. Because of the numerous risks and uncertainties associated with our product development, we cannot predict the timing or amount of increased expenses and cannot assure you that we will ever be profitable or generate positive cash flow from operating activities. Based upon our current operating plan, we estimate that our cash, cash equivalents and short-term investments as of September 30, 2021 will be sufficient to fund our pivotal Phase 3 trial in LPS, Phase 2 tumor-agnostic basket trial in certain solid tumors, and Phase 2 trial in MCC, including continuing to advance our pipeline through additional preclinical studies and clinical trials.

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely and expect to continue to rely for the foreseeable future, on third parties for the manufacture of our drug candidates for preclinical and clinical testing, as well as for commercial manufacture of any drugs that we may commercialize. We expect to continue to develop drug candidates that can be produced cost-effectively at contract manufacturing facilities. For the milademetan program, we are transferring Daiichi Sankyo Company, Limited (“Daiichi Sankyo”) processes to suitable contract manufacturing organizations to supply active pharmaceutical ingredients and clinical drug product for our clinical trials and in preparation for submission of marketing applications and potential future commercial supplies.

COVID-19

The ongoing COVID-19 pandemic continues to rapidly evolve, and we will continue to monitor the COVID-19 situation closely. The extent of the impact of the COVID-19 pandemic on our business, operations and clinical development timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the outbreak and its impact on our clinical trial enrollment, clinical trial sites, contract research organizations (CROs), third-party manufacturers and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. To the extent possible, we are conducting business as usual, with necessary or advisable modifications, and most of our employees are working remotely. We will continue to monitor the evolving situation related to the COVID-19 pandemic and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. At this point, the extent to which the COVID-19 pandemic may affect our business, operations and clinical development timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain and is subject to change.

Recent Developments

In November 2021, we announced our plan to commence a Phase 2 clinical trial, named MANTRA-3, evaluating the efficacy of milademetan, an oral MDM2 inhibitor, as a monotherapy for the treatment of patients with MCC refractory to immune checkpoint inhibition (ICI) in mid-2022.

Rain hosted an R&D day webinar on November 9, 2021, which featuring several key opinion leaders in oncology, along with members of Rain’s management team, who discussed the Company’s R&D program, as well as select clinical and preclinical data.

Rain, in collaboration with certain research partners, presented non-clinical data on milademetan at the IASLC 2021 World Conference of Lung Cancer hosted by the International Association for the Study of Lung Cancer (Sept. 8-14, 2021) and at the AACR-NCI-EORTC (Triple Cancer Conference) 2021 on Molecular Targets and Cancer Therapeutics virtual conference (Oct. 7-10, 2021), highlighting non-clinical data in MDM2-amplified tumors, MCC, GATA3-mutant ER+ breast cancer, and mesothelioma models.

On the strength of recent non-clinical data from Dana-Farber Cancer Institute presented at the Triple Cancer Conference, we are now prioritizing our financial resources towards a Phase 2 clinical trial of milademetan as monotherapy in MCC patients failing first-line checkpoint inhibitors, with a clinical trial commencement expected in mid-2022. The Phase 2 clinical trial of milademetan in MCC will replace the previously planned Phase 2 clinical trial of miladementan in intimal sarcoma. We do not expect the new planned MCC trial to have significant net impact on the company‘s financial condition, cash flow or results of operations.

In July 2021, we announced that the first patient has been randomized in the multicenter, open-label, Phase 3 registrational trial (MANTRA) evaluating milademetan for the treatment of DD LPS.

In June 2021, we announced a patient referral partnership with Caris Life Sciences (Caris). Under the terms of the partnership, Caris will provide patient referral services using their molecular intelligence trials platform for our planned Phase 2 MDM2-amplified tumor-agnostic basket trial for milademetan.

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

Overview of Milademetan

Our lead product candidate, milademetan, is a small molecule, oral inhibitor of MDM2 and is being developed in patients with MDM2-dependent cancers. Historically, MDM2 inhibition has presented treatment challenges due to dose-limiting, on-target hematologic toxicities. We believe an MDM2-targeted therapy must possess certain pharmacological characteristics related to potency, pharmacokinetics and drug accumulation to allow for the design of an optimized dosing schedule. An optimized dosing schedule is intended to improve peak drug exposure leading to apoptosis and cell cycle arrest during the dosing period, while permitting hematopoietic precursor cell recovery during the dosing break, thereby minimizing hematologic toxicity. Residual drug concentration, due to poor drug clearance or tissue accumulation during the dosing break may otherwise prevent recovery from thrombocytopenia. Milademetan’s differentiated profile, as a potent MDM2 inhibitor with rapid plasma clearance and lack of drug accumulation in tissues, has enabled a rationally designed dosing schedule that we believe has the potential to reduce toxicities while preserving activity. We anticipate that this dosing schedule may also be applicable to other MDM2-dependent cancer populations across solid and hematologic tumor types.

In September 2020, we in-licensed milademetan from Daiichi Sankyo. Daiichi Sankyo previously conducted a Phase 1 clinical trial in WD/DD LPS patients. Liposarcomas are the most common sarcomas in adults. WD and DD LPS represent subtypes of LPS. The DD subtype often develops within WD tumor mass at disease progression or recurrence of resected WD LPS. WD/DD LPS tumors have nearly universal MDM2 amplification and wild type (WT) p53, and hence we believe WD/DD LPS patients represent an appropriate population for MDM2 inhibition therapy. Data from a WD/DD LPS patients in the Phase 1 clinical trial of milademetan demonstrated mPFS of approximately seven to eight months. Importantly, this result was accomplished with a rationally designed dosing schedule designed to mitigate safety concerns and widen the therapeutic window of MDM2 inhibition, establishing potential for a differentiated profile. In July 2021, we announced that the first patient has been randomized in the multicenter, open-label, Phase 3 registrational trial (MANTRA) evaluating milademetan for the treatment of DD LPS. Accordingly, pursuant to the Daiichi Sankyo License Agreement, the Company recorded $5.5 million in milestone fees as research and development expense in the condensed statement of operations. Of the $5.5 million milestone fees, $2.5 million was paid in the third quarter of 2021 and $3.0 million was accrued as part of accrued research and development in the condensed balance sheet as of September 30, 2021.

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

In July 2021, we provided an update on patients continuing to receive milademetan monotherapy from the previously concluded Phase 1 dose escalation and expansion study. As of July 1, 2021, three WD/DD LPS patients received therapy with milademetan monotherapy for greater than 51 months. Two of these patients received therapy with durations of 51 and 57 months without disease progression, and an additional patient received therapy for greater than 59 months before discontinuation in the second quarter of 2021. We believe this highlights the potential for milademetan to have a favorable long-term tolerability and safety profile.

In November 2021, we announced a plan to commence a Phase 2 clinical trial, named MANTRA-3, evaluating the efficacy of milademetan, an oral MDM2 inhibitor, as a monotherapy for the treatment of patients with MCC refractory to ICI in mid-2022. The MANTRA-3 trial is designed to evaluate the efficacy of milademetan, as a monotherapy in patients with MCC that have progressed on immune checkpoint inhibitors. Approximately 34 patients are expected to be enrolled to receive milademetan. The primary endpoint of the trial is objective response rate as measured by RECIST criteria. Secondary endpoints include duration of response, disease control rate, progression free survival by investigator assessment, growth modulation index, overall survival and safety. Rain will prioritize its financial resources towards a Phase 2 clinical trial of milademetan in MCC and replace the previously planned Phase 2 clinical trial of milademetan in intimal sarcoma.

In the fourth quarter of 2021, we anticipate the commencement of a multicenter, single arm open-label, Phase 2 basket trial evaluating milademetan, an oral MDM2 inhibitor, for the treatment of MDM2-amplified advanced solid tumors (MANTRA-2). The MANTRA-2 trial is designed to evaluate the safety and efficacy of milademetan in patients with advanced or metastatic solid tumors refractory or intolerant to standard-of-care therapy and that exhibit wild-type p53 and a prespecified minimum MDM2 gene copy number. Approximately 65 patients are expected to be enrolled to receive milademetan. The primary endpoint of the trial is objective response rate as measured by RECIST criteria. Secondary endpoints include duration of response, disease control rate progression-free survival by investigator assessment, overall survival, and growth modulation index. An interim analysis from MANTRA-2 is anticipated in the second half of 2022.

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

The following table summarizes our research and development expenses by product candidate or development program:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Milademetan	$10,366	$5,493	$16,603	$5,493
Other clinical candidate	209	2,129	1,546	5,364
Unallocated internal research and development costs	4,709	271	7,952	338
Total research and development expenses	$15,284	$7,893	$26,101	$11,195

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

Our future clinical development costs may vary significantly. See the section titled “Risk Factors—Risks Related to Product Development—Preclinical and clinical development involves a lengthy and expensive process with uncertain outcomes, and results of earlier studies and trials may not be predictive of future clinical trial results. If our preclinical studies and clinical trials are not sufficient to support regulatory approval of any of our product candidates, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development of such product candidates” disclosed in Item Part II, 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

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

Interest Expense

We did not have interest expense for the nine months ended September 30, 2021. Interest expense for nine months ended September 30, 2020 consisted of interest on the outstanding convertible promissory notes.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three and nine months ended September 30, 2021 and 2020, together with the changes in those items in dollars:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
	(in thousands)			(in thousands)
Operating expenses:
Research and development	$15,284	$7,893	$7,391	$26,101	$11,195	$14,906
General and administrative	3,154	591	2,563	7,334	2,311	5,023
Total operating expenses	18,438	8,484	9,954	33,435	13,506	19,929
Loss from operations	(18,438)	(8,484)	(9,954)	(33,435)	(13,506)	(19,929)
Other income (expense):
Interest income	11	—	11	25	23	2
Interest expense, related party	—	(71)	71	—	(135)	135
Change in fair value of convertible promissory notes, related party	—	(1,891)	1,891	—	(2,024)	2,024
Other income	1	—	1	1	2	(1)
Total other income (expense), net	12	(1,962)	1,974	26	(2,134)	2,160
Net loss	$(18,426)	$(10,446)	$7,980	$(33,409)	$(15,640)	$17,769

Research and Development Expenses

Research and development (R&D) expenses were $15.3 million and $7.9 million for the three months ended September 30, 2021 and 2020, respectively. The increase in R&D expenses was primarily due to the milestone fees to Daiichi Sankyo of $5.5 million, increases in R&D costs for our lead product candidate, milademetan, as we launched our Phase 3 pivotal study in LPS in July 2021, as well as personnel costs. Non-cash stock-based compensation expenses, included as part of personnel costs, were $0.7 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively.

R&D expenses were $26.1 million and $11.2 million for the nine months ended September 30, 2021 and 2020, respectively. The increase in R&D expenses was primarily related to milademetan and other research costs, including the milestone fees to Daiichi Sankyo of $5.5 million. Non-cash stock-based compensation expenses, included as part of personnel costs, were $1.4 million and $0.4 million for the nine months ended September 30, 2021 and 2020, respectively. We expect our R&D costs to continue to increase in the remainder of 2021 as we continue our Phase 3 trial in LPS and initiate our Phase 2 tumor-agnostic basket trial for milademetan.

General and Administrative Expenses

General and administrative (G&A) expenses were $3.2 million and $0.6 million for the three months ended September 30, 2021 and 2020, respectively. The increase in G&A expenses was primarily due to increases in various third-party G&A costs, including legal costs, outside consulting fees, and accounting and audit fees associated with maintaining compliance with exchange listing and SEC requirements as a public company, and personnel costs as a result of continued growth in headcount. Non-cash stock-based compensation expense included in G&A expenses was approximately $0.1 million for the three months ended September 30, 2021 and 2020, respectively.

G&A expenses were $7.3 million and $2.3 million for the nine months ended September 30, 2021 and 2020, respectively. The increase in G&A expenses was primarily due to increases in various third-party G&A costs as well as personnel costs. Non-cash stock-based compensation expense included in G&A expenses was $0.4 million and $0.2 million the nine months ended September 30, 2021 and 2020, respectively. We have incurred and expect to continue incur additional expenses as a result of being a public company following the completion of our IPO in April 2021, including costs associated with maintaining compliance with exchange listing and SEC requirements as a public company. In addition, we expect our general and administrative expenses to continue to increase in the remainder of 2021 as we continue to add personnel and build out systems and infrastructure to support our operations as a public company.

Other (Income) Expense

Other (income) expense, net with nominal amounts for the three and nine months ended September 30, 2021 and 2020 represents interest income, interest expense on the outstanding convertible promissory notes and change in the fair value of our convertible promissory notes recorded in 2020.

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

We do not currently have any approved products and have not generated any revenue from product sales since inception. To date, we have financed our operations through the issuance of convertible promissory notes and the issuance of convertible preferred stock and common stock. From our inception through September 30, 2021, we have raised aggregate gross proceeds of $9.9 million from the issuance of convertible promissory notes and $81.9 million from the issuance of convertible preferred stock. On April 27, 2021, we completed our IPO in which we issued and sold 7,352,941 shares of common stock at a public offering price of $17.00 per share. On May 11, 2021, we issued an additional 492,070 shares of common stock in connection with the exercise of the underwriters’ option to purchase additional shares at the public offering price. Our net proceeds from the sale of shares in the IPO, including the sale of shares pursuant to the exercise of the underwriters’ option to purchase additional shares, was $121.5 million, net of underwriting discounts and commissions, and other offering fees. As of September 30, 2021, we had cash, cash equivalents and short-term investments of $150.1 million. Although we believe, based on our current business plans, that our existing cash, cash equivalents and short-term investments will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development of our drug candidates. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Future Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing development activities related to milademetan and other product candidates and programs, which are still in the early stages of development. In addition, following the IPO, we expect to incur additional costs associated with operating as a public company. We expect that our expenses will increase substantially if and as we:

•	continue our on-going clinical trials, initiate new clinical trials for our milademetan program and incur additional preclinical research costs for our RAD52 program;
•	initiate and continue research and preclinical and clinical development of our product candidates;
•	seek to identify and develop additional product candidates;
•	seek marketing approvals for any of our product candidates that successfully complete clinical trials, if any;
•	establish a sales, marketing, manufacturing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	require the manufacture of larger quantities of our product candidates for clinical development and potentially commercialization;

•	maintain, expand, protect and enforce our intellectual property portfolio;
•	acquire or in-license other drugs and technologies;
•	defend against any claims of infringement, misappropriation or other violation of third-party intellectual property;
•	hire and retain additional clinical, quality control and scientific personnel;
•	build out new facilities or expand existing facilities to support our ongoing development activity;
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

Because of the numerous risks and uncertainties associated with the development of milademetan and other product candidates and programs and because the extent to which we may enter into collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates and programs. Our future capital requirements will depend on many factors, including:

•	the scope, progress, results and costs of our current and future clinical trials of milademetan for our current targeted indications;
•	the scope, progress, results and costs of drug discovery, preclinical research and clinical trials for RAD52 and other product candidates;
•	the number of future product candidates that we pursue and their development requirements;
•	the costs, timing and outcome of regulatory review of our product candidates;
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

Cash Flows

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(27,704)	$(6,775)
Investing activities	(139,480)	(5,156)
Financing activities	121,579	69,518
Net (decrease) increase in cash and cash equivalents	$(45,605)	$57,587

Operating Activities

We have incurred losses since inception. Net cash used in operating activities for the nine months ended September 30, 2021 was $27.7 million, consisting primarily of net loss of $33.4 million resulting from expenses associated with research and development activities for our lead product candidate and general and administrative expenses, partially offset by a net of decrease in changes in operating assets and liabilities of $1.7 million and non-cash adjustments of $7.4 million.

Net cash used in operating activities for the nine months ended September 30, 2020 was $6.8 million, consisting primarily of net loss of $15.6 million offset by a net of increase changes in operating assets and liabilities of $0.9 million and non-cash adjustments of $7.9 million.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2021 was $139.5 million primarily related to net purchases of available for sale securities of $136.9 million, and payment of $2.5 million to Daiichi Sankyo for in-process research and development expense.

Net cash used in investing activities for the nine months ended September 30, 2020 was $5.2 million primarily for payment to Daiichi Sankyo for in-process research and development expense.

Financing Activities

Net cash provided by financing activities in the nine months ended September 30, 2021 of $121.5 million primarily relates to the net proceeds from IPO, after deducting underwriting discounts and commissions, and other offering fees.

Net cash provided by financing activities in the nine months ended September 30, 2020 of $69.5 million primarily relates to proceeds of $6.4 million from issuance of convertible promissory notes and proceeds of $63.2 million from issuance of convertible preferred stock, net of issuance costs.

Contractual Obligations and other Commitments

During the period ended September 30, 2021, there were no material changes to our principal contractual obligations and commitments as reported in our final prospectus for our IPO, filed pursuant to Rule 424(b) under the Securities Exchange Act of 1933, as amended, with the SEC on April 23, 2021 (the Prospectus).

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The net proceeds from the IPO (including the Overallotment) have been used and will be used, to fund a pivotal Phase 3 trial in LPS, a Phase 2 tumor-agnostic basket trial in certain solid tumors and a Phase 2 trial in Merkel cell carcinoma, in each case, for our lead product candidate, milademetan, to fund the purchase of raw materials and drug substance and drug product manufacturing for our milademetan program and to fund various clinical pharmacology, biomarker and translational studies for our milademetan program, and for working capital, including continuing to advance our pipeline through preclinical studies and clinical trials, and general corporate purposes. This use of proceeds represents a change from our intended use of proceeds from our IPO as described in the Prospectus filed with the SEC pursuant to Rule 424(b)(4) on April 23, 2021, as the Phase 2 clinical trial of milademetan in Merkel cell carcinoma will replace the previously planned Phase 2 clinical trial of miladementan in intimal sarcoma.

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

10.1	Rain Therapeutics Inc. Executive Severance Plan (incorporated by reference from Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 17, 2021 (Commission File No. 001-40356)).

31.1*	Certification of the principal executive officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of the principal financial officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

32.1 (1)	Certification of the principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
+	Indicates management contract or compensatory plan.

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

Rain Therapeutics Inc.

Date: November 10, 2021	By:	/s/ Avanish Vellanki
Avanish Vellanki
Chairman and Chief Executive Officer (principal executive officer)
	By:	/s/ Nelson Cabatuan
Date: November 10, 2021		Nelson Cabatuan
Senior Vice President of Finance and Administration (principal financial and accounting officer)