Form 10-Q
period 2022-03-31
Rain Therapeutics Inc.
filed 2022-05-04
CIK 1724979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of April 28, 2022, the registrant had 26,529,878 shares of common stock, $0.001 par value per share, outstanding, comprised of 18,802,408 shares of common stock, $0.001 par value per share and 7,727,470 shares of non-voting common stock, $0.001 par value per share.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Rain Therapeutics Inc.

Condensed Balance Sheets

(In thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2022	2021 (1)
Assets
Current assets:
Cash and cash equivalents	$21,505	$24,780
Short-term investments	101,668	115,438
Prepaid and other current assets	3,658	5,928
Total current assets	126,831	146,146
Property and equipment, net	142	165
Operating lease right-of-use asset	355	386
Other assets	450	443
Total assets	$127,778	$147,140
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,029	$6,112
Accrued research and development	5,374	4,349
Other accrued liabilities	4,480	5,694
Operating lease liability, current portion	161	160
Total current liabilities	13,044	16,315
Operating lease liability, net of current portion	219	252
Other long-term liabilities	64	69
Total liabilities	13,327	16,636
Commitments and contingencies	—	—
Stockholders' equity:
Common Stock, $0.001 par value; 250,000,000 shares authorized as of March 31, 2022 and December 31, 2021, respectively; 26,526,878 shares (comprised of 18,799,408 shares of common stock and 7,727,470 shares of non-voting common stock) and 26,475,812 shares (comprised of 18,748,342 shares of common stock and 7,727,470 shares of non-voting common stock) issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	27	27
Additional paid-in capital	222,171	220,530
Accumulated other comprehensive loss	(389)	(89)
Accumulated deficit	(107,358)	(89,964)
Total stockholders' equity	114,451	130,504
Total liabilities and stockholders' equity	$127,778	$147,140

(1) The balance sheet at December 31, 2021 has been derived from the audited financial statements included in Rain Therapeutics Inc.’s Annual Report on Form 10-K filed on March 3, 2022.

See accompanying notes to financial statements.

Rain Therapeutics Inc.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$13,555	$5,328
General and administrative	3,895	1,480
Total operating expenses	17,450	6,808
Loss from operations	(17,450)	(6,808)
Other income:
Interest income	56	8
Net loss	$(17,394)	$(6,800)
Net loss per share, basic and diluted	$(0.66)	$(1.93)
Weighted-average shares used to compute net loss per share, basic and diluted	26,511,743	3,530,975

Net loss	$(17,394)	$(6,800)
Other comprehensive loss:
Unrealized loss on short-term investments	(300)	-
Comprehensive loss	$(17,694)	$(6,800)

See accompanying notes to financial statements.

Rain Therapeutics Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(unaudited)

	Series A		Series B
	Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of December 31, 2021	—	$—	—	$—	26,475,812	$27	$220,530	$(89,964)	$(89)	$130,504
Exercise of stock options	—	—	—	—	24,262	—	106	—	—	106
Issuance of common stock from employee stock purchase plan	—	—	—	—	26,804	—	293	—	—	293
Stock-based compensation expense	—	—	—	—	—	—	1,242	—	—	1,242
Unrealized loss on investments	—	—	—	—	—	—	—	—	(300)	(300)
Net loss	—	—	—	—	—	—	—	(17,394)	—	(17,394)
Balance as of March 31, 2022	—	$—	—	$—	26,526,878	$27	$222,171	$(107,358)	$(389)	$114,451

	Series A		Series B
	Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit
Balance as of December 31, 2020	3,731,208	$20,147	12,542,198	$74,550	3,530,975	$4	$1,149	$(38,570)	$—	$(37,417)
Stock-based compensation expense	—	—	—	—	—	—	165	—	—	165
Net loss	—	—	—	—	—	—	—	(6,800)	—	(6,800)
Balance as of March 31, 2021	3,731,208	$20,147	12,542,198	$74,550	3,530,975	$4	$1,314	$(45,370)	$—	$(44,052)

See accompanying notes to financial statements.

Rain Therapeutics Inc.

Condensed Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(17,394)	$(6,800)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expense	22	15
Stock-based compensation expense	1,242	165
Amortization of premium and accretion of discounts on short-term investments, net	33	—
Changes in operating assets and liabilities:
Prepaid and other current assets	2,271	(40)
Operating lease right-of-use asset and liability, net	(1)	(19)
Other assets	(7)	(193)
Accounts payable	(3,083)	573
Accrued research and development	1,025	576
Other accrued liabilities	(1,218)	857
Net cash used in operating activities	(17,110)	(4,866)

Investing activities
Purchases of short-term investments	(9,514)	—
Purchases of property and equipment	—	(29)
Maturities of short-term investments	22,950
Net cash provided by (used in) investing activities	13,436	(29)

Financing Activities
Proceeds from the issuance of common stock under the Company's equity incentive plans and employee stock purchase plan	399	—
Payments of issuance costs related to the initial public offering	—	(858)
Net cash provided by (used in) financing activities	399	(858)
Net decrease in cash and cash equivalents	(3,275)	(5,753)
Cash and cash equivalents at beginning of period	24,780	58,863
Cash and cash equivalents at end of period	$21,505	$53,110

See accompanying notes to financial statements.

Rain Therapeutics Inc.

Notes to Condensed Financial Statements (unaudited)

Note 1 – Organization and Nature of Operations

Description of Business

Rain Therapeutics Inc. (“Rain” or the “Company”) was incorporated in the state of Delaware in April 2017. Rain is a late-stage precision oncology company developing therapies that target oncogenic drivers for which the Company is able to genetically select patients the Company believes will be most likely to benefit. This approach includes using a tumor-agnostic strategy to select patients based on their tumors’ underlying genetics rather than histology. Rain’s lead product candidate, milademetan, is a small molecule, oral inhibitor of mouse double minute 2, which may be oncogenic in numerous cancers. In addition to milademetan, the Company is also developing a preclinical program that is focused on inducing synthetic lethality in cancer cells by inhibiting RAD52. The Company operates in one business segment and its principal operations are in the United States, with its headquarters in Newark, California.

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

Basis of Presentation

The accompanying interim unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) related to a quarterly report on Form 10-Q. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”). The year-end balance sheet data was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. These condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K, filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act). The unaudited financial information for the interim periods presented herein reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operation for the periods presented, with such adjustments consisting only of normal recurring adjustments.

Liquidity and Capital Resources

The Company has devoted substantially all of its efforts to drug discovery and development, raising capital and building operations. The Company has a limited operating history and has not generated any revenue since its inception, and the sales and income potential of the Company’s business is unproven. The Company has incurred net losses and negative cash flows from operating activities since its inception and expects to continue to incur net losses into the foreseeable future as it continues the development of its product candidates. From inception through March 31, 2022, the Company has funded its operations through net proceeds from its IPO in April 2021, and the issuance of convertible promissory notes and convertible preferred stock.

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. Management believes that the Company’s current cash, cash equivalents and short-term investments will provide sufficient funds to enable the Company to meet its obligations for at least twelve months from the filing date of this report.

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of the Company’s condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent liabilities in the Company’s condensed financial statements and accompanying notes. The most significant estimate in the Company’s condensed financial statements relates to the clinical trial expense accruals. Management evaluates its estimates on an ongoing basis. Although these estimates are based on the Company’s historical experience, knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents include commercial paper, readily available money market and checking accounts.

Available-for-Sale Investments

The Company holds investment grade securities consisting of money market funds, commercial paper, corporate debt securities, U.S. government securities and U.S. agency bonds, classified as available-for-sale (“AFS”) securities at the time of purchase, since it is the Company’s intent that these investments be available for current operations. The Company has classified all of its AFS securities as current assets on the condensed balance sheets even though the stated maturity date may be one year or more beyond the current condensed balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund its operations, as necessary.

The Company carries these securities at fair value and reports unrealized gains and losses, if any, as a separate component of accumulated other comprehensive loss. The cost of debt securities is adjusted for amortization of purchase premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income in the condensed statements of operations and comprehensive loss. Realized gains and losses on sales of securities are determined using the specific identification method and recorded in other income (expense), net in the condensed statement of operations and comprehensive loss.

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

Deferred Offering Costs

The Company capitalized deferred offering costs consisting of all direct and incremental legal, professional, accounting and other third-party fees incurred in connection with the Company’s IPO. Upon the completion of the IPO in April 2021, the total deferred offering costs of $2.5 million were reclassified to additional paid-in capital on the condensed balance sheets.

Research and Development Costs

Research and development costs primarily consist of costs associated with the Company’s research and development activities, including its drug discovery efforts, and the preclinical and clinical development of its product candidates. Research and development costs are expensed as incurred.

Preclinical Studies and Clinical Trial Accruals

The Company is required to estimate its expenses resulting from its obligations under contracts with vendors, consultants, clinical research organizations and clinical site agreements in connection with conducting preclinical activities and clinical trials. The financial terms of these contracts are subject to negotiations which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. The Company reflects preclinical study and clinical trial expenses in its condensed financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of the preclinical study or clinical trial as measured by the timing of various aspects of the preclinical study, clinical trial or related activities. The Company determines accrual and prepaid estimates through review of the underlying contracts along with preparation of financial models taking into account correspondence with clinical and other key personnel and third-party service providers as to the progress of preclinical studies, clinical trials or other services being conducted. During the course of a preclinical study or clinical trial, the Company adjusts its expense recognition if actual results differ from its estimates. To date, the Company has not experienced any material differences between accrued costs and actual costs incurred.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the condensed financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

Effective January 1, 2022, we adopted ASU 2019-12 - Simplifying the Accounting for Income Taxes. The adoption of this standard did not impact the Company’s condensed financial statements or related disclosures.

Comprehensive Loss

Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss includes unrealized gains / losses from short-term investments.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period, without consideration of potential dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the sum of the weighted-average number of shares of common stock plus the potential dilutive effects of potential dilutive securities outstanding during the period. Potential dilutive securities are excluded from diluted earnings or loss per share if the effect of such inclusion is antidilutive. The Company’s potentially dilutive securities, which include convertible preferred stock, shares from the 2021 Employee Stock Purchase Plan (the “ESPP”), and outstanding stock options under the Company’s equity incentive plan, have been excluded from the computation of diluted net loss per share as they would be anti-dilutive to the net loss per share. For the periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

Recent Developments Regarding the COVID-19 Pandemic

Efforts to control the outbreak of COVID-19 have resulted in challenges to businesses and facilities in various industries around the world, including disruptions to the global economy and supply chains. To date, COVID-19 has not had a material impact on the Company’s expenditures.

The Company is unable to predict the ultimate effects of COVID-19 on the U.S. or global economy or its operations. The Company continues to monitor developments affecting its workforce, suppliers, and operations. The extent of the impact of COVID-19 will depend on its duration, actions by government authorities, and impacts on the Company’s employees, or vendors. These developments are continuously evolving, and the Company cannot predict whether COVID-19 will have a material impact on its financial condition, results of operations or cash flows.

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

There were no other significant updates to the recently issued accounting standards other than as disclosed herein for the three months ended March 31, 2022. Although there are several other new accounting pronouncements issued or proposed by the FASB, based on the Company’s preliminary assessment, the Company does not believe any of those accounting pronouncements have had or will have a material impact on its financial position or operating results.

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

The carrying amounts of cash, prepaid expenses and other current assets, deferred offering costs, accounts payable, accrued research and development and other current liabilities are reasonable estimates of their fair value due to the short-term nature of these accounts.

The Company’s money market funds under cash and cash equivalents are classified using Level 1 inputs within the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2022.

The following table summarizes financial assets that the Company measured at fair value on a recurring basis, classified in accordance with the fair value hierarchy (in thousands):

	Fair Value Measurements at Reporting Date Using:
	Level 1	Level 2	Level 3	Total
As of March 31, 2022:
Money market funds	$10,252	$—	$—	$10,252
Commercial paper	—	73,558	—	73,558
U.S. government securities	27,640	—	—	27,640
U.S. agency bonds	—	8,465	—	8,465
Corporate debt securities	—	2,001	—	2,001
Total cash equivalents and short-term investments	$37,892	$84,024	$—	$121,916
Reported as:
Cash and cash equivalents (includes cash of $1,257)				$21,505
Short-term investments				101,668
Total cash, cash equivalents and short-term investments				$123,173

	Fair Value Measurements at Reporting Date Using:
	Level 1	Level 2	Level 3	Total
As of December 31, 2021:
Money market funds	$10,585	$—	$—	$10,585
Commercial paper	—	84,616	—	84,616
U.S. government securities	27,824		—	27,824
U.S. agency bonds	—	8,531	—	8,531
Corporate debt securities	—	8,265	—	8,265
Total cash equivalents and short-term investments	$38,409	$101,412	$—	$139,821
Reported as:
Cash and cash equivalents (includes cash of $397)				$24,780
Short-term investments				115,438
Total cash, cash equivalents and short-term investments				$140,218

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

The following table summarizes, by major types of cash equivalents, and investments that are measured at fair value on a recurring basis (in thousands):

	March 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Money market funds	$10,252	$—	$—	$10,252
Commercial paper	73,667	—	(108)	73,559
U.S. government securities	27,838	—	(199)	27,639
U.S. agency bonds	8,530	—	(65)	8,465
Corporate debt securities	2,018	—	(17)	2,001
Cash equivalents and investments	$122,305	$—	$(389)	$121,916

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Money market funds	$10,585	—	—	$10,585
Commercial paper	84,642	2	(28)	84,616
U.S. government securities	27,870	—	(46)	27,824
U.S. agency bonds	8,546	—	(15)	8,531
Corporate debt securities	8,267	—	(2)	8,265
Cash equivalents and investments	$139,910	$2	$(91)	$139,821

The contractual maturities of the Company’s AFS securities were as follows (in thousands):

	March 31, 2022	December 31, 2021
Due within one year	$99,446	$105,173
Due within one to two years	2,222	10,265
Total	$101,668	$115,438

The available-for-sale investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current condensed balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund the Company’s operations, as necessary. There were no realized gains or losses due to investment sales for the three months ended March 31, 2022 and 2021. As of March 31, 2022, $111.7 million of the Company’s marketable securities were in gross unrealized loss positions, of which none had been in such position for greater than 12 months and $62.9 million will mature within three months of March 31, 2022.

At each reporting date, the Company performs an evaluation of its marketable securities to determine if any unrealized losses are other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include (i) the financial strength of the issuing institution, (ii) the length of time and extent for which fair value has been less than the cost basis and (iii) the Company’s intent and ability to hold its investments in unrealized loss positions until their amortized cost basis has been recovered. Based on the Company’s evaluation, it determined that its unrealized losses were not other-than-temporary at March 31, 2022 and December 31, 2021. The Company does not intend to sell the investments before maturity and it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost bases.

Note 5 - Condensed Balance Sheet Details

Prepaid and Other Current Assets

Prepaid and other current assets consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Prepaid research	$2,971	$4,329
FICA tax credit receivable	367	452
Other current assets	157	205
Prepaid other	141	96
Deposits	19	19
Prepaid insurance	3	827
Prepaid and Other Current Assets	$3,658	$5,928

Property and equipment, net, consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Furniture and equipment	$204	$204
Leasehold improvements	67	67
Computer equipment	50	50
	$321	$321
Less: accumulated depreciation and amortization expense	(179)	(156)
Property and Equipment, net	$142	$165

Depreciation expense for the three months ended March 31, 2022 and 2021 were $22,000 and $15,000, respectively.

Other Non-Current Assets

Other non-current assets consist of the following (in thousands):

	March 31, 2022	December 31, 2021
FICA tax credit receivable	$305	$298
Deposits	75	75
Other	70	70
Other non-current assets	$450	$443

Note 6 – Convertible Preferred Stock and Stockholders’ Equity

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

c)

Non-Voting Common Stock Conversion. Each holder of shares of Non-Voting Common Stock shall have the right to convert each share of Non-Voting Common Stock held by such holder into one share (subject to appropriate adjustment in the event of any stock dividend, stock split, reverse stock split, combination or other similar recapitalization with respect to the Voting Common Stock) of Voting Common Stock at such holder’s election by providing written notice to the Company; provided, however, that such shares of Non-Voting Common Stock may only be converted into shares of Voting Common Stock during such time or times as immediately prior to or as a result of such conversion would not result in the holder(s) thereof beneficially owning (for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended and the rules and regulations promulgated thereunder (collectively, the “Exchange Act”)), when aggregated with affiliates with whom such holder is required to aggregate beneficial ownership for purposes of Section 13(d) of the Exchange Act, in excess of the Beneficial Ownership Limitation. The “Beneficial Ownership Limitation” means initially 9.99% of the Voting Common Stock. Any holder of Non-Voting Common Stock may increase the Beneficial Ownership Limitation with respect to such holder, not to exceed 19.99% of the Voting Common Stock, upon 61 days’ prior written notice to the Company and may decrease the Beneficial Ownership Limitation at any time upon providing written notice of such election to the Company; provided, however, that no holder may make such an election to change the percentage with respect to such holder unless all holders managed by the same investment advisor as such electing holder make the same election. Before any holder of Non-Voting Common Stock shall be entitled to convert any shares of Non-Voting Common Stock into shares of Voting Common Stock, such holder shall (A) surrender the certificate or certificates therefor (if any), duly endorsed, at the principal corporate office of the Company or of any transfer agent for the Non-Voting Common Stock, and (B) provide written notice to the Company, during regular business hours at its principal corporate office, of such conversion election (in form satisfactory to the Company) and shall state therein the name or names (i) in which the certificate or certificates representing the shares of Voting Common Stock into which the shares of Non-Voting Common Stock are so converted are to be issued (if such shares of Voting Common Stock are certificated) or (ii) in which such shares of Voting Common Stock are to be registered in book-entry form (if such shares of Voting Common Stock are uncertificated). If the shares of Voting Common Stock into which the shares of Non-Voting Common Stock are to be converted are to be issued in a name or names other than the name of the holder of the shares of Non-Voting Common Stock being converted, such notice shall be accompanied by a written instrument or instruments of transfer, in form satisfactory to the Company, duly executed by the holder. The Company shall, as soon as practicable thereafter, issue and deliver at such office to such holder, or to the nominee or nominees of such holder, a certificate or certificates representing the number of shares of Voting Common Stock to which such holder shall be entitled upon such conversion (if such shares of Voting Common Stock are certificated) or shall register such shares of Voting Common Stock in book-entry form (if such shares of Voting Common Stock are uncertificated). Such conversion shall be deemed to be effective immediately prior to the close of business on the date of such surrender of the shares of Non-Voting Common Stock to be converted following or contemporaneously with the provision of written notice of such conversion election as required by this section, the shares of Voting Common Stock issuable upon such conversion shall be deemed to be outstanding as of such time, and the person or persons entitled to receive the shares of Voting Common Stock issuable upon such conversion shall be deemed to be the record holder or holders of such shares of Voting Common Stock as of such time. Notwithstanding anything herein to the contrary, shares of Non-Voting Common Stock represented by a lost, stolen or destroyed stock certificate may be converted if the holder thereof notifies the Company or its transfer agent that such certificate has been lost, stolen or destroyed and makes an affidavit of that fact acceptable to the Company and executes an agreement acceptable to the Company to indemnify the Company from any loss incurred by it in connection with such certificate. The effectiveness of any conversion of any shares of Non-Voting Common Stock into shares of Voting Common Stock is subject to the expiration or early termination of any applicable premerger notification and waiting period requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations promulgated thereunder.

d)

Dividends. Subject to the rights of the holders of any outstanding series of Preferred Stock, the holders of shares of Common Stock shall be entitled to receive any dividends to the extent permitted by law when, as and if declared by the board of directors of the Corporation (the “Board”).

e)

Liquidation. Upon the dissolution, liquidation or winding up of the Company, subject to the rights of the holders of any outstanding series of Preferred Stock, the holders of shares of Common Stock shall be entitled to receive the assets of the Company available for distribution to its stockholders ratably in proportion to the number of shares held by them. The Non-Voting Common Stock shall rank on parity with the Voting Common Stock as to distributions of assets upon dissolution, liquidation or winding up of the Company, whether voluntary or involuntary.

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

Prior to the IPO, the Company’s Series A and Series B convertible preferred stock were classified as temporary equity on the accompanying condensed balance sheet instead of in stockholders’ equity (deficit), as events triggering redemption that were not solely within the Company’s control because the preferred stockholders had the ability to effect a liquidation event. The Company determined not to adjust the carrying values of the Series A and Series B convertible preferred stock to the liquidation preferences of such shares because of the uncertainty of whether or when such liquidation events would occur.

On April 27, 2021, immediately prior to the closing of the IPO, 8,344,905 shares of the Company’s convertible preferred stock were exchanged for 7,727,470 shares of Non-Voting Common Stock and 7,928,501 shares of the Company’s convertible preferred stock converted into 7,341,860 shares of Common Stock. There were no outstanding shares of the Company’s convertible preferred stock as of March 31, 2022.

Equity Incentive Plan

In August 2020, the Company’s Board of Directors amended the Amended and Restated 2018 Stock Option—Stock Issuance Plan (the “2018 Plan”) to increase the maximum number of shares of common stock that may be issued over the term of the plan. The 2018 Plan provided for the grant of stock options, non-statutory stock options, incentive stock options and stock issuances to employees, nonemployees and consultants of the Company.

In April 2021, the Company’s 2021 Equity Incentive Plan (the “2021 Plan”) was approved by the Company’s Board of Directors and became effective on April 15, 2021. Upon the effectiveness of the 2021 Plan, no further grants may be made under the Company’s 2018 Plan.

The 2021 Plan allows the Company to grant equity-based awards to its officers, employees, directors and other key persons (including consultants). The Company initially reserved up to 3,246,120 shares of common stock for issuance under the 2021 Plan, plus (i) 1,722 shares that remained available for the issuance of awards under the 2018 Plan at the time the 2021 Plan became effective, and (ii) any shares subject to outstanding options or other share awards that were granted under the 2018 Plan that terminate or expire prior to exercise or settlement; are forfeited because of the failure to vest; or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price. The 2021 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2022 and each January 1 thereafter through January 31, 2032, by 4.0% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s Board of Directors. As a result, the number of shares of common stock reserved for issuance under the 2021 Plan increased by 1,059,032 shares on January 1, 2022.

A summary of the Company’s stock option activities during the three months ended March 31, 2022 is as follows:

	Total Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contract Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2021	1,734,696	$8.50	8.8	$7.6
Granted	699,652	$10.36
Exercised	(24,262)	$4.35
Forfeited or cancelled	(109,414)	$9.19
Outstanding as of March 31, 2022	2,300,672	$9.09	8.9	$1.1
Vested and expected to vest as of March 31, 2022	2,300,672	$9.09	8.9	$1.1
Vested and exercisable as of March 31, 2022	658,214	$4.23	7.9	$0.9

The weighted-average grant date fair values of option grants during the three months ended March 31, 2022 and 2021 were $8.71 and $4.09 per share, respectively. The weighted-average grant date fair values of options forfeited during the three months ended March 31, 2022 and 2021 were $12.69 and $3.07 per share, respectively.

Employee Stock Purchase Plan

The ESPP was approved by the Board of Directors and became effective on April 15, 2021. The ESPP initially reserved and authorized the issuance of up to 259,689 shares of common stock to participating employees. Under the ESPP, eligible employees can contribute up to 15% of their eligible compensation, as defined in the ESPP, towards the purchase of the Company’s common stock at a price of 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. The ESPP provides for twenty-four-month offering periods with four six-month purchase periods in each offering period. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2022 and each January 1 thereafter through January 31, 2032, by 1.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year. As a result, the number of shares of common stock reserved for issuance under the ESPP increased by 264,758 shares on January 1, 2022. Under the ESPP, the Company issued 26,804 shares of common stock for aggregate cash proceeds of $0.3 million during the three months ended March 31, 2022.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$889	$134
General and administrative	353	31
Total stock-based compensation expense	$1,242	$165

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the stock option grants were as follows:

	Three Months Ended March 31,
	2022	2021
Risk-free interest rate	1.6% - 1.7%	0.8%
Expected volatility	112.0% - 112.1%	118.7%
Expected term (in years)	6.1	6.0
Expected dividend yield	0.0%	0.0%

As of March 31, 2022, the unrecognized compensation cost related to outstanding options was $13.9 million and is expected to be recognized as expense over approximately 3.3 years.

The weighted average assumptions used in Black-Scholes option pricing model to estimate the fair value of purchase rights granted under the ESPP were as follows:

Three months ended March 31,
2022
Risk-free interest rate	0.1%
Expected volatility	127.8%
Expected term (in years)	1.4
Expected dividend yield	0%

As of March 31, 2022, there was $0.3 million of unrecognized compensation cost related to the ESPP and is expected to be recognized over approximately 1.3 years.

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

Forfeitures. The Company reduces stock-based compensation expense for actual forfeitures during the period.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consist of the following:

	March 31, 2022	December 31, 2021
Stock options	2,300,672	1,734,696
Reserved for future equity award grants	3,402,724	2,933,930
Reserved for future ESPP issuances	497,643	259,689
Total	6,201,039	4,928,315

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

Under the Daiichi Sankyo License Agreement, the Company obtained worldwide, sublicensable exclusive rights to seven families of patents with respect to milademetan (the “Licensed Compound”). The Company is solely responsible under the Daiichi Sankyo License Agreement for the research, development and registration of milademetan. Pursuant to the Daiichi Sankyo License Agreement, Daiichi Sankyo had the right to continue to conduct three clinical trials and prepare final reports with respect to these clinical trials, and such right expires upon all subjects completing the study treatment. The Company has agreed to reimburse Daiichi Sankyo certain third-party expenses incurred while conducting such trials. On March 3, 2022, the Company and Daiichi Sankyo entered into a Memorandum of Understanding, which provides that Daiichi Sankyo will terminate its U105 study and the Company will reimburse a total of $2.0 million to Daiichi Sankyo for expenses related to such study in four installments of $500,000 each until December 31, 2022. The Company paid the first installment of $500,000 in April 2022. The future $500,000 installments are payable June 30, September 30, and December 31 of 2022. The Company made other clinical trials payments of $30,000 under the Daiichi Sankyo License Agreement for the three months ended March 31, 2022. The Company made no clinical trials payments to Daiichi Sankyo for the three months ended March 31, 2021. As of March 31, 2022 and December 31, 2021, the accrued Daiichi Sankyo reimbursable clinical trials costs were $2.0 million, which was recorded in accrued research and development in the condensed balance sheet.

The Company is required to make aggregate future milestone payments of up to $224.5 million, contingent on the attainment of certain development, regulatory and sales milestones. The $224.5 million aggregate future milestone payments include a $2.0 million increase that was agreed upon in the Memorandum of Understanding with Daiichi Sankyo. On July 20, 2021, the Company announced that the first patient has been randomized in the multicenter, open-label, Phase 3 registrational trial (MANTRA) evaluating milademetan for the treatment of de-differentiated liposarcoma. Accordingly, pursuant to the Daiichi Sankyo License Agreement, the Company recorded $5.5 million in milestone fees as research and development expense in the condensed statement of operations and comprehensive loss during the three months ended September 30, 2021. Of the $5.5 million milestone fees, $2.5 million was paid in the third quarter of 2021 and $3.0 million was accrued as part of accrued research and development in the condensed balance sheet as of March 31, 2022 and December 31, 2021. During the three months ended March 31, 2022 and 2021, the Company incurred no milestone research and development expense under the Daiichi Sankyo License Agreement (as defined above).

Additionally, the Company is required to pay Daiichi Sankyo a high single digit royalty based on the annual net sales of products containing milademetan as an active pharmaceutical ingredient (the “Products”), subject to reduction at an agreed rate upon expiration of the licensed patent in the particular country where products containing milademetan as an active pharmaceutical ingredient (the “Products”) are sold. To date, no royalty payments have been made to Daiichi Sankyo under the Daiichi Sankyo License Agreement. The royalty obligation terminates on a country-by-country and on a product-by-product basis on the later of: (i) loss of all market exclusivity for such Product in such country, (ii) the last-to-expire patent that covers the Licensed Compound or the Product in such country and (iii) twelve years from launch of the first Product sold by the Company in such country.

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

The Company made payments of $5,000 and $19,000 under the Drexel License Agreement for the three months ended March 31, 2022 and 2021, respectively.

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

The future minimum lease payments required under the operating lease are summarized as follows (in thousands):

As of March 31,
2022
2022 - remainder	$125
2023	171
2024	129
Total minimum lease payments	$425
Less: amount representing interest	(45)
Present value of operating lease liabilities	$380
Operating lease liabilities, current	161
Operating lease liabilities, non-current	219
Total operating lease liabilities	$380
Weighted-average remaining lease term (in years)	2.4
Weighted-average incremental borrowing rate	10.0%

The table below summarizes the Company’s lease costs and cash payments in connection with operating lease obligations (in thousands):

	Three Months Ended March 31,
	2022	2021
Total operating lease expense	$40	$34
Operating cash flows used for operating lease	$41	$40

Contingencies

In the event the Company becomes subject to claims or suits arising in the ordinary course of business, the Company would accrue a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated.

Note 9 – Employee Benefits

The Company has a defined contribution 401(k) plan available to eligible employees. Under the terms of the plan, employees may make voluntary contributions as a percent of compensation, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain contributions to the 401(k) plan. The Company made matching contributions of $75,000 and $78,000 for the three months ended March 31, 2022 and 2021, respectively.

Note 10 – Net Loss Per Share

The following tables summarize the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(17,394)	$(6,800)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	26,511,743	3,530,975
Weighted-average shares used to compute net loss per share, basic and diluted	26,511,743	3,530,975
Net loss per share, basic and diluted	$(0.66)	$(1.93)

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	As of March 31,
	2022	2021
Stock options	2,300,672	1,064,400
Series A convertible preferred stock	—	3,731,208
Series B convertible preferred stock	—	12,542,198
ESPP shares	51,330	—
Total	2,352,002	17,337,806

Note 11 – Subsequent Events

The Company has evaluated the period subsequent to March 31, 2022 for material events that did not exist at the condensed balance sheet date but arose after that date and determined that no additional subsequent events arose that should be disclosed in order to keep the condensed financial statements from being misleading.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contain forward-looking statements based upon our current plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and beliefs. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” and included in our Annual Report on Form 10-K for the year ended December 31, 2021. You should carefully read the sections titled “Note Regarding Forward-Looking Statements” and “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from the results described below.

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

Our lead product candidate, milademetan (also known as RAIN-32) is a small molecule, oral inhibitor of mouse double minute 2 (MDM2), which may be oncogenic in numerous cancers. We in-licensed milademetan from Daiichi Sankyo in September 2020 based on the results of a Phase 1 clinical trial, which demonstrated meaningful antitumor activity in an MDM2-amplified subtype of liposarcoma (LPS) and other solid tumors. Data from well-differentiated/de-differentiated (WD/DD) LPS patients in the Phase 1 clinical trial of milademetan demonstrated median progression-free survival (mPFS) of approximately seven to eight months. Importantly, this result was accomplished with a rationally designed dosing schedule designed to mitigate safety concerns and widen the therapeutic window of MDM2 inhibition unlocking the potential for milademetan in a broad range of MDM2-dependent cancers. Based on these data, we commenced a pivotal Phase 3 trial in LPS (MANTRA) in July 2021. We also commenced a Phase 2 tumor-agnostic basket trial in certain solid tumors (MANTRA-2) in November 2021. We anticipate commencing a Phase 2 clinical trial in Merkel cell carcinoma (MCC) (MANTRA-3) in the fourth quarter of 2022 and a Phase 1/2 clinical trial to evaluate the safety, tolerability and efficacy of milademetan in combination with atezolizumab in patients with loss of cyclin-dependent kinase inhibitor 2A (CDKN2A) and wildtype p53 advanced solid tumors (MANTRA-4) in the fourth quarter of 2022. In addition to milademetan, we are also developing a preclinical program that is focused on inducing synthetic lethality in cancer cells by inhibiting RAD52.

Since our inception in 2017, we have incurred significant operating losses and have utilized substantially all of our resources to date in-licensing and developing our product candidates, organizing and staffing our Company and providing other general and administrative support for our operations. As of March 31, 2022, we had an accumulated deficit of $107.4 million and we incurred net losses of approximately $17.4 million and $6.8 million for the three months ended March 31, 2022 and 2021, respectively. Our operations to date have been funded primarily through the issuance of convertible promissory notes, the issuance of convertible preferred stock, as well as issuance and sale of common stock through our initial public offering (IPO). From our inception through March 31, 2022, we have raised aggregate gross proceeds of $9.9 million from the issuance of convertible promissory notes and $81.9 million from the issuance of convertible preferred stock. On April 27, 2021, we completed our IPO in which we issued and sold 7,352,941 shares of common stock at a public offering price of $17.00 per share. On May 11, 2021, we issued an additional 492,070 shares of common stock in connection with the exercise of the underwriters’ option to purchase additional shares at the public offering price. Our net proceeds from the sale of shares in the IPO, including the sale of shares pursuant to the exercise of the underwriters’ option to purchase additional shares, was $121.5 million, net of underwriting discounts and commissions, and other offering fees. As of March 31, 2022, we had cash, cash equivalents and short-term investments of $123.2 million. Although we believe, based on our current business plans, that our existing cash, cash equivalents and short-term investments will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development of our drug candidates. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years as we continue our development of, and seek regulatory approvals for, our product candidates and begin to commercialize any approved products, seek to expand our product pipeline, invest in our organization, as well as incur expenses associated with operating as a public company.

We do not expect to generate any revenue from product sales unless and until we successfully complete development and obtain regulatory approval for one or more product candidates, which will not be for many years, if ever. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through public or private equity offerings, debt financings or other capital sources which may include strategic collaborations, licensing arrangements or other arrangements with third parties. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms or at all. If we raise funds through strategic collaborations or other similar arrangements with third parties, we may have to relinquish valuable rights to our platform technology, future revenue streams, research programs or product candidates or we may have to grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts. Our ability to raise additional funds may be adversely impacted by potential worsening of global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic or otherwise. Because of the numerous risks and uncertainties associated with our product development, we cannot predict the timing or amount of increased expenses and cannot assure you that we will ever be profitable or generate positive cash flow from operating activities. Based upon our current operating plan, we estimate that our cash, cash equivalents and short-term investments as of March 31, 2022 will be sufficient to fund our milademetan program.

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

COVID-19

The ongoing COVID-19 pandemic continues to rapidly evolve, and we will continue to monitor the COVID-19 situation closely. The extent of the impact of the COVID-19 pandemic on our business, operations and clinical development timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the outbreak and its impact on our clinical trial enrollment, clinical trial sites, contract research organizations (“CROs”), third-party manufacturers and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. To the extent possible, we are conducting business as usual, with necessary or advisable modifications, and most of our employees are working remotely. The increased reliance on our personnel working from home has not negatively impacted productivity, or disrupted, delayed or otherwise seriously harmed our business. The collection and integrity of subject data and clinical trial endpoints have not been negatively impacted by the COVID-19 pandemic. We will continue to monitor the evolving situation related to the COVID-19 pandemic and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, including the ability of the FDA and other regulatory authorities to perform routine functions or that we determine are in the best interests of our employees and other third parties with whom we do business. If global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. At this point, the extent to which the COVID-19 pandemic may affect our business, operations and clinical development timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain and is subject to change.

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

Milademetan Overview

Our lead product candidate, milademetan, is a small molecule, oral inhibitor of MDM2 and is being developed in patients with MDM2-dependent cancers. Historically, MDM2 inhibition has presented treatment challenges due to dose-limiting, on-target hematologic toxicities. We believe an MDM2-targeted therapy must possess certain pharmacological characteristics related to potency and pharmacokinetics to allow for the design of an optimized dosing schedule. An optimized dosing schedule is intended to improve peak drug exposure leading to apoptosis and cell cycle arrest during the dosing period, while permitting hematopoietic precursor cell recovery during the dosing break, thereby minimizing hematologic toxicity. Milademetan’s differentiated profile, as a potent MDM2 inhibitor has enabled a rationally designed dosing schedule that we believe has the potential to reduce toxicities while preserving activity. We anticipate that this dosing schedule may also be applicable to other MDM2-dependent cancer populations across solid and hematologic tumor types.

In September 2020, we in-licensed milademetan from Daiichi Sankyo. Daiichi Sankyo previously conducted a Phase 1 clinical trial in WD/DD LPS patients. Liposarcomas are the most common sarcomas in adults. WD and DD LPS represent subtypes of LPS. The DD subtype often develops within WD tumor mass at disease progression or recurrence of resected WD LPS. WD/DD LPS tumors have nearly universal MDM2 amplification and wild type (WT) p53, and hence we believe WD/DD LPS patients represent an appropriate population for MDM2 inhibition therapy. Data from a WD/DD LPS patients in the Phase 1 clinical trial of milademetan demonstrated mPFS of approximately seven to eight months. Importantly, this result was accomplished with a rationally designed dosing schedule designed to mitigate safety concerns and widen the therapeutic window of MDM2 inhibition, establishing potential for a differentiated profile. In July 2021, we announced that the first patient has been randomized in the multicenter, open-label, Phase 3 registrational trial (MANTRA) evaluating milademetan for the treatment of DD LPS. Accordingly, pursuant to the Daiichi Sankyo License Agreement, the Company recorded $5.5 million in milestone fees as research and development expense in the condensed statement of operations for the three months ended September 30, 2021. Of the $5.5 million milestone fees, $2.5 million was paid in the third quarter of 2021 and $3.0 million was accrued as part of accrued research and development in the condensed balance sheet as of March 31, 2022 and December 31, 2021.

The MANTRA trial is designed to evaluate the safety and efficacy of milademetan compared to trabectedin, a current standard of care, in patients with unresectable or metastatic DD LPS with or without a WD LPS component that has progressed on one or more prior systemic therapies, including at least one anthracycline-based therapy. Approximately 160 patients are expected to be randomized in a 1:1 ratio to receive milademetan or trabectedin. The primary objective of the trial is to compare progression-free survival (PFS) by blinded independent review between the milademetan treatment arm and the trabectedin control arm. Secondary endpoints include overall survival, PFS by investigator assessment, objective response rate, duration of response, disease control rate, safety and patient reported outcomes. We anticipate top-line data from this trial in the first half of 2023. Our commencement of a Phase 3 trial following the Phase 1 trial referenced above is based on the data observed in the Phase 1 trial and FDA feedback with respect to our development plan.

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

In November 2021, we commenced of a multicenter, single arm open-label, Phase 2 basket trial evaluating milademetan, for the treatment of MDM2-amplified advanced solid tumors (MANTRA-2). The MANTRA-2 trial is designed to evaluate the safety and efficacy of milademetan in patients with advanced or metastatic solid tumors refractory or intolerant to standard-of-care therapy and that exhibit wild-type p53 and a prespecified minimum MDM2 gene copy number. Approximately 65 patients are expected to be enrolled to receive milademetan. The primary endpoint of the trial is objective response rate as measured by RECIST criteria. Secondary endpoints include duration of response, disease control rate progression-free survival by investigator assessment, overall survival, and growth modulation index. An interim analysis from MANTRA-2 is anticipated in the fourth quarter of 2022.

In November 2021, we announced a plan to commence a Phase 2 clinical trial, named MANTRA-3, evaluating the efficacy of milademetan, as a monotherapy for the treatment of patients with MCC refractory to ICI. The Phase 2 clinical trial in MCC (MANTRA-3) is on track to commence in the fourth quarter of 2022. The MANTRA-3 trial is designed to evaluate the efficacy of milademetan, as a monotherapy in patients with MCC that have progressed on immune checkpoint inhibitors. Approximately 34 patients are expected to be enrolled to receive milademetan. The primary endpoint of the trial is objective response rate as measured by RECIST criteria. Secondary endpoints include duration of response, disease control rate, progression free survival by investigator assessment, growth modulation index, overall survival and safety. We plan to prioritize our financial resources towards a Phase 2 clinical trial of milademetan in MCC and replace the previously planned Phase 2 clinical trial of milademetan in intimal sarcoma.

In January 2022, we announced a clinical supply agreement with Roche for the supply of the anti-Programmed Death Ligand-1 (PD-L1) monoclonal antibody, atezolizumab. Clinical trials are planned to evaluate milademetan in combination with atezolizumab for the treatment of patients in genetically selected populations. Under this agreement, we are the sponsor of the anticipated clinical trials, and Roche will supply atezolizumab. An initial Phase 1/2 clinical trial is planned to evaluate the safety, tolerability and efficacy of milademetan in combination with atezolizumab in patients with loss of CDKN2A and wildtype p53 advanced solid tumors who have previously progressed on ICI. We anticipate the start of the Phase 1/2 clinical trial in the fourth quarter of 2022. Subsequent Phase 2 clinical trials evaluating the combination of milademetan and atezolizumab may span various additional tumor types.

RAD52 and p53 Overview

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

The following table summarizes our research and development expenses by product candidate or development program:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Milademetan	$8,551	$2,404
Other research and clinical candidates	250	1,078
Unallocated internal research and development costs	4,754	1,846
Total research and development expenses	$13,555	$5,328

We plan to substantially increase our research and development expenses for the foreseeable future as we continue to expand the development of our product candidates. We cannot predict with certainty the timing for initiation or completion of, the duration of, or the costs of current or future clinical trials and nonclinical studies of any of our product candidates due to the inherently unpredictable nature of clinical and preclinical development. The clinical development timeline, probability of success of clinical trials and development costs can differ materially from expectations. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

Our future clinical development costs may vary significantly. See the section titled “Risk Factors—Risks Related to Product Development—Preclinical and clinical development involves a lengthy and expensive process with uncertain outcomes, and results of earlier studies and trials may not be predictive of future clinical trial results. If our preclinical studies and clinical trials are not sufficient to support regulatory approval of any of our product candidates, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development of such product candidates” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Interest Income

For the three months ended March 31, 2022, interest income consists of interest on our money market accounts and short-term investments. For the three months ended March 31, 2021, interest income consists of interest on our money market account.

Results of Operations

Comparison of Three Months Ended March 31, 2022

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021, together with the changes in those items in dollars:

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Operating expenses:
Research and development	$13,555	$5,328	$8,227
General and administrative	3,895	1,480	2,415
Total operating expenses	17,450	6,808	10,642
Loss from operations	(17,450)	(6,808)	(10,642)
Other income:
Interest income	56	8	48
Net loss	$(17,394)	$(6,800)	$10,594

Research and Development Expenses

Research and development (R&D) expenses were $13.6 million and $5.3 million for the three months ended March 31, 2022 and 2021, respectively. The increase in R&D expenses was primarily related to milademetan and other research costs. Non-cash stock-based compensation expenses, included as part of personnel costs, were $0.9 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively. We expect our R&D costs to continue to increase in 2022 as we continue our Phase 3 trial in LPS and our Phase 2 tumor-agnostic basket trial for milademetan.

General and Administrative Expenses

General and administrative (G&A) expenses were $3.9 million and $1.5 million for the three months ended March 31, 2022 and 2021, respectively. The increase in G&A expenses was primarily due to director and officer insurance of $0.8 million, payroll-related costs of $ 1.1 million and various third-party G&A costs of $2.0 million. Non-cash stock-based compensation expense included in G&A expenses was approximately $0.4 million and $31,000 for the three months ended March 31, 2022 and 2021, respectively. We have incurred and expect to continue incur additional expenses as a result of being a public company following the completion of our IPO in April 2021, including costs associated with maintaining compliance with exchange listing and SEC requirements. In addition, we expect our general and administrative expenses to continue to increase in 2022 as we continue to add personnel and build out systems and infrastructure to support our operations.

Other (Income) Expense

Other income for the three months ended March 31, 2022 and 2021 represents interest income from money market or short-term investments.

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

We do not currently have any approved products and have not generated any revenue from product sales since inception. To date, we have financed our operations through the issuance of convertible promissory notes and the issuance of convertible preferred stock and common stock. From our inception through March 31, 2022 we have raised aggregate gross proceeds of $9.9 million from the issuance of convertible promissory notes and $81.9 million from the issuance of convertible preferred stock. On April 27, 2021, we completed our IPO in which we issued and sold 7,352,941 shares of common stock at a public offering price of $17.00 per share. On May 11, 2021, we issued an additional 492,070 shares of common stock in connection with the exercise of the underwriters’ option to purchase additional shares at the public offering price. Our net proceeds from the sale of shares in the IPO, including the sale of shares pursuant to the exercise of the underwriters’ option to purchase additional shares, was $121.5 million, net of underwriting discounts and commissions, and other offering fees. As of March 31, 2022, we had cash, cash equivalents and short-term investments of $123.2 million. Although we believe, based on our current business plans, that our existing cash, cash equivalents and short-term investments will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development of our drug candidates. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Future Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing development activities related to milademetan and other product candidates and programs, which are still in the early stages of development. In addition, we expect to incur additional costs associated with operating as a public company. We expect that our expenses will increase substantially if and as we:

•	continue our on-going clinical trials, initiate new clinical trials for our milademetan program and incur additional preclinical research costs for our RAD52 program;
•	initiate and continue research and preclinical and clinical development of our product candidates;
•	seek to identify and develop additional product candidates;
•	seek marketing approvals for any of our product candidates that successfully complete clinical trials, if any;
•	establish a sales, marketing, manufacturing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	require the manufacture of larger quantities of our product candidates for clinical development and potentially commercialization;
•	maintain, expand, protect and enforce our intellectual property portfolio;
•	acquire or in-license other drugs and technologies;
•	defend against any claims of infringement, misappropriation or other violation of third-party intellectual property;
•	hire and retain additional clinical, quality control and scientific personnel;
•	build out new facilities or expand existing facilities to support our ongoing development activity;
•	add operational, financial and management information systems and personnel, including personnel to support our drug development, and any future commercialization efforts; and
•

potentially experience the effects of the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide from the ongoing COVID-19 pandemic and the geopolitical environment.

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

Until such time, if ever, as we can generate product revenues to support our cost structure, we expect to finance our cash needs through public or private equity offerings, debt financings or other capital sources which may include strategic collaborations, licensing arrangements or other arrangements with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through strategic collaborations or other similar arrangements with third parties, we may have to relinquish valuable rights to our technology, future revenue streams, research programs or product candidates or may have to grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic and geopolitical events or otherwise. Because of the numerous risks and uncertainties associated with product development, we cannot predict the timing or amount of increased expenses and cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Cash Flows

The following table summarizes our sources and uses of cash and cash equivalents:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(17,110)	$(4,866)
Investing activities	13,436	(29)
Financing activities	399	(858)
Net decrease in cash and cash equivalents	$(3,275)	$(5,753)

Operating Activities

We have incurred losses since inception. Net cash used in operating activities for the three months ended March 31, 2022 was $17.1 million, consisting primarily of net loss of $17.4 million resulting from expenses associated with research and development activities for our lead product candidate and general and administrative expenses. A net decrease in changes in operating assets and liabilities of $1.0 million also contributed to the use of cash. Partially offsetting the cash use was the non-cash stock compensation adjustment of $1.2 million.

Net cash used in operating activities for the three months ended March 31, 2021 was $4.9 million, consisting primarily of net loss of $6.8 million, resulting from expenses associated with research and development activities for our lead product candidate and general and administrative expenses, partially offset by changes in operating assets and liabilities of $1.8 million and non-cash adjustments of $0.2 million.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2022 was $13.4 million, which was primarily related to $23.0 million of proceeds received from available for sale securities maturities. Purchases of available for sale securities during the period amounted to $9.5 million.

Net cash used in investing activities for the three months ended March 31, 2021 was $29,000 to purchase of property and equipment.

Financing Activities

Net cash provided by financing activities in the three months ended March 31, 2022 was $0.4 million, which primarily relates to the net proceeds from option exercises and ESPP purchases.

Net cash used in financing activities in the three months ended March 31, 2021 was $0.9 million, which primarily relates to payments for deferred IPO offering costs.

Obligations and other Commitments

As discussed in Note 8 to the condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, we are party to agreements to license intellectual property. The license agreements may require us to pay future milestones if certain developmental, regulatory and commercial milestones are achieved, as well as to pay royalties on net sales of products applicable to the license agreements. We cannot estimate if milestone and/or royalty payments will occur in future periods and the agreements are cancelable by us at any time upon prior written notice to the licensor.

In the normal course of business, we enter into contracts with CROs and other vendors for preclinical studies and clinical trials, research and development supplies and other testing and manufacturing services. These contracts generally do not contain minimum purchase commitments and are cancelable by either party at any time upon prior written notice.

Our incurred and accrued research and development obligations as of March 31, 2022 and December 31, 2021 were $5.4 million and $4.3 million, respectively.

There were no material changes outside of the ordinary course of business to our specific contractual obligations during the three months ended March 31, 2022.

Critical Accounting Policies and Use of Estimates

There have been no significant changes to our critical accounting policies and use of estimate from our disclosure reported in “Critical Accounting Estimates” in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K for the year ended December 31, 2021, except as described in Note 2 to the interim unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred when we have not yet been invoiced or otherwise notified of actual costs. During the course of a preclinical study or clinical trial, we adjust our prepaid and expense recognition if actual results differ from our estimates. To date, we have not experienced any material differences between accrued costs and actual costs incurred. The accrued research and development balances were $5.4 million and $4.3 million as of March 31, 2022 and December 31, 2021, respectively. The other accrued liabilities balances were $4.5 million and $5.7 million as of March 31, 2022 and December 31, 2021, respectively.

Stock-Based Compensation

We follow the provision of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718, “Compensation – Stock Compensation” (ASC 718), which requires the measurement and recognition of compensation expense for all stock-based payment awards.

We estimate the fair value of our stock options using the Black-Scholes option pricing model, which requires us to develop estimates to be used in calculating the fair value of stock options. The use of the model requires us to make estimates of assumptions, such as expected stock price volatility and the estimated expected term of each award.

Stock-based compensation expense based on the fair value estimated is recognized over the requisite service period of the awards (generally the vesting period) on a straight-line basis. Prior to the IPO, the estimated fair value of the underlying common stock as determined on the date of grant by our Board of Directors. For the three months ended March 31, 2022 and 2021, stock-based compensation expense was $1.2 million and $0.2 million, respectively. The following table summarizes unvested equity compensation costs not yet recognized as of March 31, 2022 and December 31, 2021.

	As of March 31,	As of December 31,
	2022	2021
Unvested equity compensation costs not yet recognized (in millions)	$14.2	$9.8
Weighted average period over which the unvested awards are expected to be recognized (in years)	3.2	3.1

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Our business is subject to various risks, including those described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes from the risk factors disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

31.1*	Certification of the principal executive officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of the principal financial officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

32.1 (1)	Certification of the principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

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

Rain Therapeutics Inc.

Date: May 4 2022	By:	/s/ Avanish Vellanki
Avanish Vellanki
Chairman and Chief Executive Officer (principal executive officer)
	By:	/s/ Nelson Cabatuan
Date: May 4, 2022		Nelson Cabatuan
Senior Vice President of Finance and Administration (principal financial and accounting officer)