Form 10-Q
period 2022-06-30
Rain Therapeutics Inc.
filed 2022-08-04
CIK 1724979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of July 28, 2022, the registrant had 26,564,826 shares of common stock, $0.001 par value per share, outstanding, comprised of 18,837,353 shares of common stock, $0.001 par value per share and 7,727,470 shares of non-voting common stock, $0.001 par value per share.

		Page
PART I.	FINANCIAL INFORMATION	3
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	3
	Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for the three and six months ended June 30, 2022 and 2021	4
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited) for the three and six months ended June 30, 2022 and 2021	5
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2022 and 2021	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	35
PART II.	OTHER INFORMATION	37
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3.	Defaults Upon Senior Securities	37
Item 4.	Mine Safety Disclosures	37
Item 5.	Other Information	37
Item 6.	Exhibits	38
	Signatures	39

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Rain Therapeutics Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2022	2021 (1)
Assets
Current assets:
Cash and cash equivalents	$43,409	$24,780
Short-term investments	62,344	115,438
Prepaid and other current assets	3,856	5,928
Total current assets	109,609	146,146
Property and equipment, net	121	165
Operating lease right-of-use asset	323	386
Other assets	610	443
Total assets	$110,663	$147,140
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,075	$6,112
Accrued research and development	5,840	4,349
Other accrued liabilities	4,052	5,694
Operating lease liability, current portion	162	160
Total current liabilities	12,129	16,315
Operating lease liability, net of current portion	185	252
Other long-term liabilities	64	69
Total liabilities	12,378	16,636
Commitments and contingencies	—	—
Stockholders' equity:
Common Stock, $0.001 par value; 250,000,000 shares authorized as of June 30, 2022 and December 31, 2021, respectively; 26,529,878 shares (comprised of 18,802,408 shares of common stock and 7,727,470 shares of non-voting common stock) and 26,475,812 shares (comprised of 18,748,342 shares of common stock and 7,727,470 shares of non-voting common stock) issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	27	27
Additional paid-in capital	223,600	220,530
Accumulated other comprehensive loss	(373)	(89)
Accumulated deficit	(124,969)	(89,964)
Total stockholders' equity	98,285	130,504
Total liabilities and stockholders' equity	$110,663	$147,140
(1)	The balance sheet at December 31, 2021 has been derived from the audited financial statements included in Rain Therapeutics Inc.’s Annual Report on Form 10-K filed on March 3, 2022.

See accompanying notes to condensed consolidated financial statements.

Rain Therapeutics Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$14,257	$5,489	$27,812	$10,817
General and administrative	3,461	2,700	7,356	4,180
Total operating expenses	17,718	8,189	35,168	14,997
Loss from operations	(17,718)	(8,189)	(35,168)	(14,997)
Other income:
Interest income	107	6	163	14
Net loss	$(17,611)	$(8,183)	$(35,005)	$(14,983)
Net loss per share, basic and diluted	$(0.66)	$(0.39)	$(1.32)	$(1.23)
Weighted-average shares used to compute net loss per share, basic and diluted	26,529,482	20,825,334	26,520,662	12,225,929

Net loss	$(17,611)	$(8,183)	$(35,005)	$(14,983)
Other comprehensive loss:
Unrealized loss (gain) on short-term investments	16	—	(284)	—
Comprehensive loss	$(17,595)	$(8,183)	$(35,289)	$(14,983)

See accompanying notes to condensed consolidated financial statements.

Rain Therapeutics Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(unaudited)

	Series A		Series B						Accumulated
	Convertible Preferred		Convertible Preferred				Additional		Other	Total
	Stock		Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of December 31, 2021	—	$—	—	$—	26,475,812	$27	$220,530	$(89,964)	$(89)	$130,504
Exercise of stock options	—	—	—	—	24,262	—	106	—	—	106
Issuance of common stock from employee stock purchase plan	—	—	—	—	26,804	—	293	—	—	293
Stock-based compensation expense	—	—	—	—	—	—	1,242	—	—	1,242
Unrealized loss on investments	—	—	—	—	—	—	—	—	(300)	(300)
Net loss	—	—	—	—	—	—	—	(17,394)	—	(17,394)
Balance as of March 31, 2022	—	$—	—	$—	26,526,878	$27	$222,171	$(107,358)	$(389)	$114,451
Exercise of stock options	—	—	—	—	3,000	—	12	—	—	12
Stock-based compensation expense	—	—	—	—	—	—	1,417	—	—	1,417
Unrealized gain on investments	—	—	—	—	—	—	—	—	16	16
Net loss	—	—	—	—	—	—	—	(17,611)	—	(17,611)
Balance as of June 30, 2022	—	$—	—	$—	26,529,878	$27	$223,600	$(124,969)	$(373)	$98,285

	Series A		Series B						Accumulated
	Convertible Preferred		Convertible Preferred				Additional		Other	Total
	Stock		Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of December 31, 2020	3,731,208	$20,147	12,542,198	$74,550	3,530,975	$4	$1,149	$(38,570)	$—	$(37,417)
Stock-based compensation expense	—	—	—	—	—	—	165	—	—	165
Net loss	—	—	—	—	—	—	—	(6,800)	—	(6,800)
Balance as of March 31, 2021	3,731,208	$20,147	12,542,198	$74,550	3,530,975	$4	$1,314	$(45,370)	$—	$(44,052)
Conversion of convertible preferred stock to common stock	(3,731,208)	(20,147)	(12,542,198)	(74,550)	15,069,330	15	94,682	—	—	94,697
Issuance of common stock upon IPO, net of issuance cost	—	—	—	—	7,845,011	8	121,486	—	—	121,494
Exercise of stock options	—	—	—	—	21,430	—	85	—	—	85
Stock-based compensation expense	—	—	—	—	—	—	793	—	—	793
Net loss	—	—	—	—	—	—	—	(8,183)	—	(8,183)
Balance as of June 30, 2021	—	$—	—	$—	26,466,746	$27	$218,360	$(53,553)	$—	$164,834

See accompanying notes to condensed consolidated financial statements.

Rain Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(35,005)	$(14,983)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expense	44	29
Stock-based compensation expense	2,659	958
Amortization of premium and accretion of discounts on short-term investments, net	50	2
Changes in operating assets and liabilities:
Prepaid and other current assets	2,072	(7,949)
Operating lease right-of-use asset and liability, net	(3)	21
Other assets	(167)	52
Accounts payable	(4,037)	3,079
Accrued research and development	1,491	2,475
Other accrued liabilities	(1,646)	566
Net cash used in operating activities	(34,542)	(15,750)

Investing activities
Purchases of short-term investments	(17,140)	(46,636)
Purchases of property and equipment	—	(43)
Maturities of short-term investments	69,900	—
Net cash provided by (used in) investing activities	52,760	(46,679)

Financing Activities
Proceeds from initial public offering	—	121,494
Proceeds from the issuance of common stock under the Company's equity incentive plans and employee stock purchase plan	411	85
Net cash provided by financing activities	411	121,579
Net increase in cash and cash equivalents	18,629	59,150
Cash and cash equivalents at beginning of period	24,780	58,863
Cash and cash equivalents at end of period	$43,409	$118,013

Supplemental schedule of non-cash investing and financing activities:
Conversion of convertible preferred stock to common stock	$—	$94,697

See accompanying notes to condensed consolidated financial statements.

Rain Therapeutics Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

On June 22, 2022, the Company formed Rain Oncology Australia Pty Ltd (“Rain Oncology Australia”), a wholly owned subsidiary incorporated under the laws of Australia. As of June 30, 2022, Rain Oncology Australia was not yet operational.

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

Immediately prior to the closing of the IPO, 8,344,905 shares of the Company’s convertible preferred stock were exchanged for 7,727,470 shares of non-voting common stock. Upon the closing of the IPO, 7,928,501 shares of the Company’s convertible preferred stock were automatically converted into 7,341,860 shares of common stock. As of June 30, 2022, there were no shares of convertible preferred stock outstanding.

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) related to a quarterly report on Form 10-Q. These condensed consolidated financial statements include the accounts of the Company and Rain Oncology Australia. All significant inter-company transactions, balances and expenses have been eliminated upon consolidation. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”). The year-end balance sheet data was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K, filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act). The unaudited financial information for the interim periods presented herein reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operation for the periods presented, with such adjustments consisting only of normal recurring adjustments.

Liquidity and Capital Resources

The Company has devoted substantially all of its efforts to drug discovery and development, raising capital and building operations. The Company has a limited operating history and has not generated any revenue since its inception, and the sales and income potential of the Company’s business is unproven. The Company has incurred net losses and negative cash flows from operating activities since its inception and expects to continue to incur net losses into the foreseeable future as it continues the development of its product candidates. From inception through June 30, 2022, the Company has funded its operations through net proceeds from its IPO in April 2021, and the issuance of convertible promissory notes and convertible preferred stock.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. Management believes that the Company’s current cash, cash equivalents and short-term investments will provide sufficient funds to enable the Company to meet its obligations for at least twelve months from the filing date of this report.

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent liabilities in the Company’s condensed consolidated financial statements and accompanying notes. The most significant estimate in the Company’s condensed consolidated financial statements relates to the clinical trial expense accruals. Management evaluates its estimates on an ongoing basis. Although these estimates are based on the Company’s historical experience, knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents include commercial paper, readily available money market and checking accounts.

Available-for-Sale Investments

The Company holds investment grade securities consisting of money market funds, commercial paper, corporate debt securities, U.S. government securities and U.S. agency bonds, classified as available-for-sale (“AFS”) securities at the time of purchase, since it is the Company’s intent that these investments be available for current operations. The Company has classified all of its AFS securities as current assets on the condensed consolidated balance sheets even though the stated maturity date may be one year or more beyond the current condensed consolidated balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund its operations, as necessary.

The Company carries these securities at fair value and reports unrealized gains and losses, if any, as a separate component of accumulated other comprehensive loss. The cost of debt securities is adjusted for amortization of purchase premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income in the condensed consolidated statements of operations and comprehensive loss. Realized gains and losses on sales of securities are determined using the specific identification method and recorded in other income (expense), net in the condensed consolidated statement of operations and comprehensive loss.

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

Deferred Offering Costs

The Company capitalized deferred offering costs consisting of all direct and incremental legal, professional, accounting and other third-party fees incurred in connection with the Company’s IPO. Upon the completion of the IPO in April 2021, the total deferred offering costs of $2.5 million were reclassified to additional paid-in capital on the condensed consolidated balance sheets.

The Company capitalized deferred offering costs of $0.3 million consisting of all direct legal, professional, accounting and other third-party fees incurred in connection with the Company’s at-the-market (“ATM”) facility, during the three months ended June 30, 2022, which are recorded as other assets on the condensed consolidated balance sheet.

Research and Development Costs

Research and development costs primarily consist of costs associated with the Company’s research and development activities, including its drug discovery efforts, and the preclinical and clinical development of its product candidates. Research and development costs are expensed as incurred.

Preclinical Studies and Clinical Trial Accruals

The Company is required to estimate its expenses resulting from its obligations under contracts with vendors, consultants, clinical research organizations and clinical site agreements in connection with conducting preclinical activities and clinical trials. The financial terms of these contracts are subject to negotiations which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. The Company reflects preclinical study and clinical trial expenses in its condensed consolidated financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of the preclinical study or clinical trial as measured by the timing of various aspects of the preclinical study, clinical trial or related activities. The Company determines accrual and prepaid estimates through review of the underlying contracts along with preparation of financial models taking into account correspondence with clinical and other key personnel and third-party service providers as to the progress of preclinical studies, clinical trials or other services being conducted. During the course of a preclinical study or clinical trial, the Company adjusts its expense recognition if actual results differ from its estimates. To date, the Company has not experienced any material differences between accrued costs and actual costs incurred.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the condensed consolidated financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

Effective January 1, 2022, we adopted ASU 2019-12 - Simplifying the Accounting for Income Taxes. The adoption of this standard did not impact the Company’s condensed consolidated financial statements or related disclosures.

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

Recent Accounting Pronouncements

Financial Instruments. In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The objective of the standard is to provide information about expected credit losses on financial instruments at each reporting date and to change how other-than temporary impairments on investment securities are recorded. The guidance is effective for the Company beginning on January 1, 2023, with early adoption permitted. The Company does not anticipate that the adoption of ASU 2016-13 will have a significant impact on its condensed consolidated financial statements or the related disclosures.

There were no other significant updates to the recently issued accounting standards other than as disclosed herein for the six months ended June 30, 2022. Although there are several other new accounting pronouncements issued or proposed by the FASB, based on the Company’s preliminary assessment, the Company does not believe any of those accounting pronouncements have had or will have a material impact on its financial position or operating results.

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

The Company’s money market funds under cash and cash equivalents are classified using Level 1 inputs within the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. There were no transfers between levels of the fair value hierarchy during the six months ended June 30, 2022.

The following table summarizes financial assets that the Company measured at fair value on a recurring basis, classified in accordance with the fair value hierarchy (in thousands):

	Fair Value Measurements at Reporting Date Using:
	Level 1	Level 2		Level 3	Total
As of June 30, 2022:
Money market funds	$11,870	$		$—	$11,870
Commercial paper			56,276	—	56,276
U.S. government securities	25,036			—	25,036
U.S. agency bonds			9,435	—	9,435
Corporate debt securities			1,992	—	1,992
Total cash equivalents and short-term investments	$36,906		$67,703	$—	$104,609
Reported as:
Cash and cash equivalents (includes cash of $1,144)					$43,409
Short-term investments					62,344
Total cash, cash equivalents and short-term investments					$105,753

	Fair Value Measurements at Reporting Date Using:
	Level 1	Level 2	Level 3	Total
As of December 31, 2021:
Money market funds	$10,585	$—	$—	$10,585
Commercial paper	—	84,616	—	84,616
U.S. government securities	27,824		—	27,824
U.S. agency bonds	—	8,531	—	8,531
Corporate debt securities	—	8,265	—	8,265
Total cash equivalents and short-term investments	$38,409	$101,412	$—	$139,821
Reported as:
Cash and cash equivalents (includes cash of $397)				$24,780
Short-term investments				115,438
Total cash, cash equivalents and short-term investments				$140,218

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

The following table summarizes, by major types of cash equivalents, and investments that are measured at fair value on a recurring basis (in thousands):

	June 30, 2022
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Money market funds	$11,870	$—	$—	$11,870
Commercial paper	56,312	7	(43)	56,276
U.S. government securities	25,283	—	(247)	25,036
U.S. agency bonds	9,507	—	(72)	9,435
Corporate debt securities	2,010	—	(18)	1,992
Cash equivalents and investments	$104,982	$7	$(380)	$104,609

	December 31, 2021
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Money market funds	$10,585	$—	$—	$10,585
Commercial paper	84,642	2	(28)	84,616
U.S. government securities	27,870	—	(46)	27,824
U.S. agency bonds	8,546	—	(15)	8,531
Corporate debt securities	8,267	—	(2)	8,265
Cash equivalents and investments	$139,910	$2	$(91)	$139,821

The contractual maturities of the Company’s AFS securities were as follows (in thousands):

	June 30, 2022	December 31, 2021
Due within one year	$62,344	$105,173
Due within one to two years	—	10,265
Total	$62,344	$115,438

The available-for-sale investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current condensed consolidated balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund the Company’s operations, as necessary. There were no realized gains or losses due to investment sales for the three and six months ended June 30, 2022 and 2021. As of June 30, 2022, $92.7 million of the Company’s marketable securities were in gross unrealized loss positions, of which none had been in such position for greater than 12 months and $52.6 million will mature within three months of June 30, 2022.

At each reporting date, the Company performs an evaluation of its marketable securities to determine if any unrealized losses are other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include (i) the financial strength of the issuing institution, (ii) the length of time and extent for which fair value has been less than the cost basis and (iii) the Company’s intent and ability to hold its investments in unrealized loss positions until their amortized cost basis has been recovered. Based on the Company’s evaluation, it determined that its unrealized losses were not other-than-temporary at June 30, 2022 and December 31, 2021. The Company does not intend to sell the investments before maturity, and it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost bases.

Note 5 - Condensed Consolidated Balance Sheet Details

Prepaid and Other Current Assets

Prepaid and other current assets consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Prepaid insurance	$2,160	$827
Prepaid research	1,099	4,329
Prepaid other	248	96
FICA tax credit receivable	238	452
Other current assets	92	205
Deposits	19	19
Prepaid and other current assets	$3,856	$5,928

Property and equipment, net, consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Furniture and equipment	$204	$204
Leasehold improvements	67	67
Computer equipment	50	50
	$321	$321
Less: accumulated depreciation and amortization expense	(200)	(156)
Property and equipment, net	$121	$165

Depreciation expense for the six months ended June 30, 2022 and 2021 was $44,000 and $29,000, respectively.

Other Non-Current Assets

Other non-current assets consist of the following (in thousands):

	June 30, 2022	December 31, 2021
FICA tax credit receivable	$177	$298
Deposits	75	75
Other	70	70
Other non-current assets	$322	$443

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

Rights, preferences, powers, privileges and restrictions, qualifications and limitations for holders of the Company’s Series A convertible preferred stock and Series B convertible preferred stock are:

●	Dividends: Each holder of the Company’s Series A and Series B convertible preferred stock is entitled to receive non-cumulative dividends, when and if declared by the Company’s Board of Directors. No dividends have been declared to date.
●	Liquidation Preferences: In the event of any liquidation, dissolution or winding up of the Company, the holders of the Series A and Series B convertible preferred stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of common stock, an amount per share equal to the original issue price plus declared but unpaid dividends.
●	Conversion: Each share of Series A and Series B convertible preferred stock is convertible at the option of the holder, at any time, into the number of shares of common stock determined by dividing the applicable purchase price by the applicable conversion price at the time of conversion. Each share of Series A and Series B convertible preferred stock will be automatically converted into common stock immediately upon (i) the closing of a firm commitment underwritten IPO resulting in at least $50.0 million of gross proceeds to the Company or (ii) the receipt by the Company of a written request for automatic conversion from the holders of a majority of the outstanding shares of Series A and Series B convertible preferred stock.
●	Voting: The holders of the Series A and Series B convertible preferred stock are entitled to one vote for each share of common stock into which such shares of Series A and Series B convertible preferred stock could then be converted; and with respect to such vote, such holders shall have full voting rights and powers equal to the voting rights and powers of the holders of the common stock.
●	Redemption: The Series A and Series B convertible preferred stock are not explicitly redeemable at the option of the holder at a specified date in the future or at the option of the Company.

Prior to the IPO, the Company’s Series A and Series B convertible preferred stock were classified as temporary equity on the accompanying condensed consolidated balance sheet instead of in stockholders’ equity (deficit), as events triggering redemption that were not solely within the Company’s control because the preferred stockholders had the ability to effect a liquidation event. The Company determined not to adjust the carrying values of the Series A and Series B convertible preferred stock to the liquidation preferences of such shares because of the uncertainty of whether or when such liquidation events would occur.

On April 27, 2021, immediately prior to the closing of the IPO, 8,344,905 shares of the Company’s convertible preferred stock were exchanged for 7,727,470 shares of Non-Voting Common Stock and 7,928,501 shares of the Company’s convertible preferred stock converted into 7,341,860 shares of Common Stock. There were no outstanding shares of the Company’s convertible preferred stock as of June 30, 2022.

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

A summary of the Company’s stock option activities during the six months ended June 30, 2022 is as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
		Price Per	Contract	Value (in
	Total Options	Share	Term (in years)	millions)
Outstanding as of December 31, 2021	1,734,696	$8.50	8.8	$7.6
Granted	889,952	$8.80
Exercised	(27,262)	$4.30
Forfeited or cancelled	(194,514)	$11.20
Outstanding as of June 30, 2022	2,402,872	$8.44	8.8	$2.0
Vested and expected to vest as of June 30, 2022	2,402,872	$8.44	8.8	$2.0
Vested and exercisable as of June 30, 2022	801,929	$5.75	7.9	$1.3

The weighted-average grant date fair values of option grants during the six months ended June 30, 2022 and 2021 were $7.33 and $1.25 per share, respectively. The weighted-average grant date fair values of options forfeited during the six months ended June 30, 2022 and 2021 were $12.05 and $3.07 per share, respectively.

Employee Stock Purchase Plan

The ESPP was approved by the Board of Directors and became effective on April 15, 2021. The ESPP initially reserved and authorized the issuance of up to 259,689 shares of common stock to participating employees. Under the ESPP, eligible employees can contribute up to 15% of their eligible compensation, as defined in the ESPP, towards the purchase of the Company’s common stock at a price of 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. The ESPP provides for twenty-four-month offering periods with four six-month purchase periods in each offering period. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2022 and each January 1 thereafter through January 31, 2032, by 1.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year. As a result, the number of shares of common stock reserved for issuance under the ESPP increased by 264,758 shares on January 1, 2022. Under the ESPP, the Company issued 26,804 shares of common stock for aggregate cash proceeds of $0.3 million during the six months ended June 30, 2022.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$1,203	$634	$2,093	$768
General and administrative	214	159	566	190
Total stock-based compensation expense	$1,417	$793	$2,659	$958

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the stock option grants were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Risk-free interest rate	2.95% - 3.02%	0.81% - 1.12%	1.60% - 3.02%	0.80% - 1.12%
Expected volatility	88.1% - 90.2%	115.3% -116.6%	88.1% - 112.1%	115.3% -118.7%
Expected term (in years)	5.3 - 6.1	5.0 - 6.1	5.3 - 6.1	5.0 - 6.1
Expected dividend yield	0%	0%	0%	0%

As of June 30, 2022, the unrecognized compensation cost related to outstanding options was $12 million and is expected to be recognized as expense over approximately 3.0 years.

The weighted average assumptions used in Black-Scholes option pricing model to estimate the fair value of purchase rights granted under the ESPP were as follows:

Six months ended June 30,
2022
Risk-free interest rate	0.1%
Expected volatility	133.6%
Expected term (in years)	1.7
Expected dividend yield	0%

As of June 30, 2022, there was $0.1 million of unrecognized compensation cost related to the ESPP and is expected to be recognized over approximately 1.0 years.

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

Forfeitures. The Company reduces stock-based compensation expense for actual forfeitures during the period.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consist of the following:

	June 30, 2022	December 31, 2021
Stock options	2,402,872	1,734,696
Reserved for future equity award grants	3,297,524	2,933,930
Reserved for future ESPP issuances	497,643	259,689
Total	6,198,039	4,928,315

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

Under the Daiichi Sankyo License Agreement, the Company obtained worldwide, sublicensable exclusive rights to seven families of patents with respect to milademetan (the “Licensed Compound”). The Company is solely responsible under the Daiichi Sankyo License Agreement for the research, development and registration of milademetan. Pursuant to the Daiichi Sankyo License Agreement, Daiichi Sankyo had the right to continue to conduct three clinical trials and prepare final reports with respect to these clinical trials, and such right expires upon all subjects completing the study treatment. The

Company has agreed to reimburse Daiichi Sankyo certain third-party expenses incurred while conducting such trials. On March 3, 2022, the Company and Daiichi Sankyo entered into a Memorandum of Understanding, which provides that Daiichi Sankyo will terminate its U105 study, and the Company will reimburse a total of $2.0 million to Daiichi Sankyo for expenses related to such study in four installments of $0.5 million each until December 31, 2022. The Company paid installments of $0.5 million in April and June 2022. The future $0.5 million installments are payable on September 30, 2022 and December 31, 2022. The Company made other clinical trials payments of $57,000 and $87,000 under the Daiichi Sankyo License Agreement for the three and six months ended June 30, 2022, respectively. The Company made no clinical trials payments to Daiichi Sankyo for the three and six months ended June 30, 2021, respectively. As of June 30, 2022 and December 31, 2021, the accrued Daiichi Sankyo reimbursable clinical trials costs were $1.0 million and $2.0 million, respectively, which were recorded in accrued research and development in the condensed consolidated balance sheet.

The Company is required to make aggregate future milestone payments of up to $223.5 million, contingent on the attainment of certain development, regulatory and sales milestones. The $223.5 million aggregate future milestone payments include a $2.0 million increase that was agreed upon in the Memorandum of Understanding with Daiichi Sankyo. On July 20, 2021, the Company announced that the first patient has been randomized in the multicenter, open-label, Phase 3 registrational trial (MANTRA) evaluating milademetan for the treatment of de-differentiated liposarcoma. Accordingly, pursuant to the Daiichi Sankyo License Agreement, the Company recorded $5.5 million in milestone fees as research and development expense in the condensed consolidated statement of operations and comprehensive loss during the three months ended September 30, 2021. Of the $5.5 million milestone fees, $2.5 million was paid in the third quarter of 2021 and $3.0 million was accrued as part of accrued research and development in the condensed consolidated balance sheet as of September 30, 2021. On June 29, 2022, the Company and Daiichi Sankyo entered into an amendment to the Daiichi Sankyo License Agreement. The amendment reduced the $3.0 million milestone fee liability associated with the previously achieved milestone to $2.0 million and accordingly reduced research and development expense on the condensed consolidated statements of operations and comprehensive loss by $1.0 million for the three and six months ended June 30, 2022. The amendment also extended the due date of the milestone fee payment to June 30, 2023. During the three and six months ended June 30, 2022 and 2021, the Company incurred no milestone research and development expense under the Daiichi Sankyo License Agreement.

Additionally, the Company is required to pay Daiichi Sankyo a high single digit royalty based on the annual net sales of products containing milademetan as an active pharmaceutical ingredient (the “Products”), subject to reduction at an agreed rate upon expiration of the licensed patent in the particular country where the Products are sold. To date, no royalty payments have been made to Daiichi Sankyo under the Daiichi Sankyo License Agreement. The royalty obligation terminates on a country-by-country and on a product-by-product basis on the later of: (i) loss of all market exclusivity for such Product in such country, (ii) the last-to-expire patent that covers the Licensed Compound or the Product in such country and (iii) twelve years from launch of the first Product sold by the Company in such country.

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

The Company made payments of $33,000 and $38,000 under the Drexel License Agreement for the three and six months ended June 30, 2022, respectively. The Company made payments of nil and $19,000 under the Drexel License Agreement for the three and six months ended June 30, 2021, respectively.

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

The Company may terminate the Drexel License Agreement at any time by providing 60 days’ prior written notice to Drexel, in which case the Company will be required to cease exploitation of all licensed products, terminate all permitted sublicenses and pay all amounts owed to Drexel under the Drexel License Agreement and the Sponsored Research Agreement through the effective date of termination. Drexel may terminate the Drexel License Agreement for the Company’s uncured material breach (with 30–135-day cure periods), for the Company’s bankruptcy or insolvency, for the Company’s uncured material default under the Sponsored Research Agreement, or if the Company challenges the validity or enforceability of the licensed patent rights.

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

The future minimum lease payments required under the operating lease are summarized as follows (in thousands):

As of June 30,
2022
2022 - remainder	$84
2023	171
2024	129
Total minimum lease payments	$384
Less: amount representing interest	(37)
Present value of operating lease liabilities	$347
Operating lease liabilities, current	162
Operating lease liabilities, non-current	185
Total operating lease liabilities	$347
Weighted-average remaining lease term (in years)	2.2
Weighted-average incremental borrowing rate	0.10

The table below summarizes the Company’s lease costs and cash payments in connection with operating lease obligations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total operating lease expense	$40	$40	$80	$80
Operating cash flows used for operating lease	$41	$41	$82	$81

Contingencies

In the event the Company becomes subject to claims or suits arising in the ordinary course of business, the Company would accrue a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated.

Note 9 – Employee Benefits

The Company has a defined contribution 401(k) plan available to eligible employees. Under the terms of the plan, employees may make voluntary contributions as a percent of compensation, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain contributions to the 401(k) plan. The Company made matching contributions of $156,000 and $40,000 for the six months ended June 30, 2022 and 2021, respectively.

Note 10 – Net Loss Per Share

The following tables summarize the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(17,611)	$(8,183)	$(35,005)	$(14,983)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	26,529,482	20,825,334	26,520,662	12,225,929
Weighted-average shares used to compute net loss per share, basic and diluted	26,529,482	20,825,334	26,520,662	12,225,929
Net loss per share, basic and diluted	$(0.66)	$(0.39)	$(1.32)	$(1.23)

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	As of June 30,
	2022	2021
Stock options	2,402,872	1,537,850
Series A convertible preferred stock	—	—
Series B convertible preferred stock	—	—
ESPP shares	53,266	—
Total	2,456,138	1,537,850

Note 11 – Subsequent Events

The Company has evaluated the period subsequent to June 30, 2022 for material events that did not exist at the condensed consolidated balance sheet date but arose after that date and determined that no additional subsequent events arose that should be disclosed in order to keep the condensed consolidated financial statements from being misleading.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contain forward-looking statements based upon our current plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and beliefs. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” and included in our Annual Report on Form 10-K for the year ended December 31, 2021. You should carefully read the sections titled “Note Regarding Forward-Looking Statements” and “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from the results described below.

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

Our lead product candidate, milademetan (also known as RAIN-32) is an oral, small molecule inhibitor of the MDM2-p53 complex that reactivates p53. We in-licensed milademetan from Daiichi Sankyo in September 2020 based on the results of a Phase 1 clinical trial, which demonstrated meaningful antitumor activity in an MDM2-amplified subtype of liposarcoma (LPS) and other solid tumors. Data from well-differentiated/de-differentiated (WD/DD) LPS patients in the Phase 1 clinical trial of milademetan demonstrated median progression-free survival (mPFS) of approximately seven to eight months. Importantly, this result was accomplished with a rationally designed dosing schedule designed to mitigate safety concerns and widen the therapeutic window of MDM2 inhibition unlocking the potential for milademetan in a broad range of MDM2-dependent cancers. Based on these data, we commenced a pivotal Phase 3 trial in LPS (MANTRA) in July 2021. We also commenced a Phase 2 tumor-agnostic basket trial in certain solid tumors (MANTRA-2) in November 2021. We anticipate commencing a Phase 2 clinical trial in Merkel cell carcinoma (MCC) (MANTRA-3) in the fourth quarter of 2022 and a Phase 1/2 clinical trial to evaluate the safety, tolerability and efficacy of milademetan in combination with atezolizumab in patients with loss of cyclin-dependent kinase inhibitor 2A (CDKN2A) and wildtype p53 advanced solid tumors (MANTRA-4) in the fourth quarter of 2022. In addition to milademetan, we are also developing a preclinical program that is focused on inducing synthetic lethality in cancer cells by inhibiting RAD52.

Since our inception in 2017, we have incurred significant operating losses and have utilized substantially all of our resources to date in-licensing and developing our product candidates, organizing and staffing our Company and providing other general and administrative support for our operations. As of June 30, 2022, we had an accumulated deficit of $125.0 million and we incurred net losses of approximately $17.6 million and $35.0 million for the three and six months ended June 30, 2022, respectively. Our operations to date have been funded primarily through the issuance of convertible promissory notes, the issuance of convertible preferred stock, as well as issuance and sale of common stock through our initial public offering (IPO). From our inception through June 30, 2022, we have raised aggregate gross proceeds of $9.9 million from the issuance of convertible promissory notes and $81.9 million from the issuance of convertible preferred stock. On April 27, 2021, we completed our IPO in which we issued and sold 7,352,941 shares of common stock at a public offering price of $17.00 per share. On May 11, 2021, we issued an additional 492,070 shares of common stock in connection with the exercise of the underwriters’ option to purchase additional shares at the public offering price. Our net proceeds from the sale of shares in the IPO, including the sale of shares pursuant to the exercise of the underwriters’ option to purchase additional shares, was $121.5 million, net of underwriting discounts and commissions, and other offering fees. As of June 30, 2022, we had cash, cash equivalents and short-term investments of $105.8 million. Although we believe, based on our current business plans, that our existing cash, cash equivalents and short-term investments will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development of our drug candidates. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years as we continue our development of, and seek regulatory approvals for, our product candidates and begin to commercialize any approved products, seek to expand our product pipeline, invest in our organization, as well as incur expenses associated with operating as a public company.

We do not expect to generate any revenue from product sales unless and until we successfully complete development and obtain regulatory approval for one or more product candidates, which will not be for many years, if ever. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through public or private equity offerings, debt financings or other capital sources which may include strategic collaborations, licensing arrangements or other arrangements with third parties. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms or at all. If we raise funds through strategic collaborations or other similar arrangements with third parties, we may have to relinquish valuable rights to our platform technology, future revenue streams, research programs or product candidates or we may have to grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts. Our ability to raise additional funds may be adversely impacted by potential worsening of global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic or otherwise. Because of the numerous risks and uncertainties associated with our product development, we cannot predict the timing or amount of increased expenses and cannot assure you that we will ever be profitable or generate positive cash flow from operating activities. Based upon our current operating plan, we estimate that our cash, cash equivalents and short-term investments as of June 30, 2022 will be sufficient to fund our milademetan program.

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

Recent Developments

In August 2022, we announced the completion of enrollment into our MANTRA Phase 3 randomized, global, registrational trial of our lead product candidate, milademetan, an oral, small molecule inhibitor of the MDM2-p53 complex that reactivates p53. Our Phase 3 MANTRA trial completed enrollment with 175 patients enrolled and five months ahead of previous guidance.

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

In September 2020, we in-licensed milademetan from Daiichi Sankyo. Daiichi Sankyo previously conducted a Phase 1 clinical trial in WD/DD LPS patients. Liposarcomas are the most common sarcomas in adults. WD and DD LPS represent subtypes of LPS. The DD subtype often develops within WD tumor mass at disease progression or recurrence of resected WD LPS. WD/DD LPS tumors have nearly universal MDM2 amplification and wild type (WT) p53, and hence we believe WD/DD LPS patients represent an appropriate population for MDM2 inhibition therapy. Data from a WD/DD LPS patients in the Phase 1 clinical trial of milademetan demonstrated mPFS of approximately seven to eight months. Importantly, this result was accomplished with a rationally designed dosing schedule designed to mitigate safety concerns and widen the therapeutic window of MDM2 inhibition, establishing potential for a differentiated profile. In July 2021, we announced that the first patient has been randomized in the multicenter, open-label, Phase 3 registrational trial (MANTRA) evaluating milademetan for the treatment of DD LPS. Accordingly, pursuant to the Daiichi Sankyo License Agreement, $2.5 million in milestone fees was paid in the third quarter of 2021 and $2.0 million is payable as of the second quarter of 2023.

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

In August 2022, we announced the completion of enrollment into our MANTRA Phase 3 randomized, global, registrational trial of our lead product candidate, milademetan, an oral, small molecule inhibitor of the MDM2-p53 complex that reactivates p53. Our trial targeted an enrollment of 160 patients and completed enrollment five months ahead of schedule with 175 patients.

RAD52 Overview

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

Milademetan and p53 Overview

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

Collaboration and License Agreements

We are party to a number of license agreements for the in-license of our product candidates and development programs. See Note 7 to the Condensed Consolidated Financial Statements.

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

Research and development expenses include:

●	salaries, payroll taxes, employee benefits and stock-based compensation charges for those individuals involved in research and development efforts;
●	expenses incurred in connection with research, laboratory consumables and preclinical studies;
●	external research and development expenses incurred under agreements with CROs and consultants to conduct and support our planned clinical trials of our product candidates;

●	the cost of consultants engaged in research and development-related services and the cost to manufacture drug product for use in our preclinical studies and clinical trials;
●	costs related to regulatory compliance;
●	the cost of annual license fees and the cost of acquiring in-process research and development, including upfront license payments; and
●	any development milestone payments that we may make under our license agreements.

We track external development costs by product candidate or development program, but we do not allocate personnel costs or other internal costs to specific development programs or product candidates as our personnel works across multiple development programs and product candidates. These costs are included in unallocated research and development expenses in the table below.

The following table summarizes our research and development expenses by product candidate or development program:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Milademetan	$7,576	$3,833	$16,127	$6,237
Other research and clinical candidates	161	259	411	1,337
Unallocated internal research and development costs	6,520	1,397	11,274	3,243
Total research and development expenses	$14,257	$5,489	$27,812	$10,817

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

Interest Income

For the three and six months ended June 30, 2022 and 2021, interest income consists of interest on our money market accounts and short-term investments.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2022

The following table summarizes our results of operations for the three and six months ended June 30, 2022 and 2021, together with the changes in those items in dollars:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change

	(in thousands)			(in thousands)
Operating expenses:
Research and development	$14,257	$5,489	$8,768	$27,812	$10,817	$16,995
General and administrative	3,461	2,700	761	7,356	4,180	3,176
Total operating expenses	17,718	8,189	9,529	35,168	14,997	20,171
Loss from operations	(17,718)	(8,189)	(9,529)	(35,168)	(14,997)	(20,171)
Other income:
Interest income	107	6	101	163	14	149
Net loss	$(17,611)	$(8,183)	$9,428	$(35,005)	$(14,983)	$20,022

Research and Development Expenses

Research and development (R&D) expenses were $14.3 million and $5.5 million for the three months ended June 30, 2022 and 2021, respectively. The increase in R&D expenses was primarily related to milademetan and other research costs offset partially by a decrease in milestone payment liability resulting from the amendment of the Daiichi Sankyo License Agreement. Non-cash stock-based compensation expenses, included as part of personnel costs, were $1.2 million and $0.6 million for the three months ended June 30, 2022 and 2021, respectively.

R&D expenses were $27.8 million and $10.8 million for the six months ended June 30, 2022 and 2021, respectively. The increase in R&D expenses was primarily related to milademetan and other research costs. Non-cash stock-based compensation expenses, included as part of personnel costs, were $2.1 million and $0.8 million for the six months ended June 30, 2022 and 2021, respectively. We expect our R&D costs to continue to increase in 2022 as we continue our Phase 3 trial in LPS and our Phase 2 tumor-agnostic basket trial for milademetan.

General and Administrative Expenses

General and administrative (G&A) expenses were $3.5 million and $2.7 million for the three months ended June 30, 2022 and 2021, respectively. The increase in G&A expenses was primarily due to payroll-related costs of $0.4 million, legal costs of $0.3 million, and various third-party G&A costs of $0.1 million. Non-cash stock-based compensation expense included in G&A expenses was approximately $0.2 million for each of the three months ended June 30, 2022 and 2021. We have incurred and expect to continue incur additional expenses as a result of being a public company following the completion of our IPO in April 2021, including costs associated with maintaining compliance with exchange listing and SEC requirements.

G&A expenses were $7.4 million and $4.2 million for the six months ended June 30, 2022 and 2021, respectively. The increase in G&A expenses was primarily due to payroll-related costs of $ 1.6 million, directors and officers insurance of $0.6 million, professional services of $0.5 million, business licenses and taxes of $0.2 million, and various third-party G&A costs of $0.3 million. Non-cash stock-based compensation expense included in G&A expenses was approximately $0.6 million and $0.2 million for the six months ended June 30, 2022 and 2021, respectively. We expect our general and administrative expenses to continue to increase in 2022 as we continue to build out systems and infrastructure to support our operations.

Other (Income) Expense

Other income for the three and six months ended June 30, 2022 and 2021 represents interest income from money market or short-term investments.

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

We do not currently have any approved products and have not generated any revenue from product sales since inception. To date, we have financed our operations through the issuance of convertible promissory notes and the issuance of convertible preferred stock and common stock. From our inception through June 30, 2022, we have raised aggregate gross proceeds of $9.9 million from the issuance of convertible promissory notes and $81.9 million from the issuance of convertible preferred stock.

In May 2022, we entered into a sales agreement (the “Sales Agreement”) with Oppenheimer & Co. Inc. (the “Sales Agent”) pursuant to which we may offer and sell up to $50.0 million of shares of our common stock, from time to time, in “at-the-market” offerings (the “ATM Facility”). The Sales Agent is entitled to compensation at a commission equal to 3.0% of the aggregate gross sales price per share sold under the Sales Agreement. For the three months ended June 30, 2022, there were no sales pursuant to the ATM Facility.

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

As of June 30, 2022, we had cash, cash equivalents and short-term investments of $105.8 million. Although we believe, based on our current business plans, that our existing cash, cash equivalents and short-term investments will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development of our drug candidates. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Future Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing development activities related to milademetan and other product candidates and programs, which are still in the early stages of development. In addition, we expect to incur additional costs associated with operating as a public company. We expect that our expenses will increase substantially if and as we:

●	continue our on-going clinical trials, initiate new clinical trials for our milademetan program and incur additional preclinical research costs for our RAD52 program;
●	initiate and continue research and preclinical and clinical development of our product candidates;
●	seek to identify and develop additional product candidates;
●	seek marketing approvals for any of our product candidates that successfully complete clinical trials, if any;
●	establish a sales, marketing, manufacturing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;

●	require the manufacture of larger quantities of our product candidates for clinical development and potentially commercialization;
●	maintain, expand, protect and enforce our intellectual property portfolio;
●	acquire or in-license other drugs and technologies;
●	defend against any claims of infringement, misappropriation or other violation of third-party intellectual property;
●	hire and retain additional clinical, quality control and scientific personnel;
●	build out new facilities or expand existing facilities to support our ongoing development activity;
●	add operational, financial and management information systems and personnel, including personnel to support our drug development, and any future commercialization efforts; and
●	potentially experience the effects of the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide from the ongoing COVID-19 pandemic and the geopolitical environment.

Because of the numerous risks and uncertainties associated with the development of milademetan and other product candidates and programs and because the extent to which we may enter into collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates and programs. Our future capital requirements will depend on many factors, including:

●	the scope, progress, results and costs of our current and future clinical trials of milademetan for our current targeted indications;
●	the scope, progress, results and costs of drug discovery, preclinical research and clinical trials for RAD52 and other product candidates;
●	the number of future product candidates that we pursue and their development requirements;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	the extent to which we acquire or invest in businesses, products and technologies, including entering into or maintaining licensing or collaboration arrangements for product candidates on favorable terms, although we currently have no commitments or agreements to complete any such transactions;
●	the costs of preparing, filing and prosecuting patent applications, maintaining, protecting and enforcing our intellectual property rights and defending intellectual property-related claims;
●	our headcount growth and associated costs as we expand our business operations and our research and development activities;
●	our ability to successfully acquire or in-license other drugs and technologies;
●	the costs and timing of future commercialization activities, including drug sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval, to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of any collaborator that we may have at such time;
●	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval; and
●	the costs of operating as a public company.

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

Until such time, if ever, as we can generate product revenues to support our cost structure, we expect to finance our cash needs through public or private equity offerings, including our ATM Facility, debt financings or other capital sources which may include strategic collaborations, licensing arrangements or other arrangements with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through strategic collaborations or other similar arrangements with third parties, we may have to relinquish valuable rights to our technology, future revenue streams, research programs or product candidates or may have to grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic and geopolitical events or otherwise. Because of the numerous risks and uncertainties associated with product development, we cannot predict the timing or amount of increased expenses and cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Cash Flows

The following table summarizes our sources and uses of cash and cash equivalents:

	Six Months Ended June 30,
	2022	2021

	(in thousands)
Net cash provided by (used in):
Operating activities	$(34,542)	$(15,750)
Investing activities	52,760	(46,679)
Financing activities	411	121,579
Net increase in cash and cash equivalents	$18,629	$59,150

Operating Activities

We have incurred losses since inception. Net cash used in operating activities for the six months ended June 30, 2022 was $34.5 million, consisting primarily of net loss of $35.0 million resulting from expenses associated with research and development activities for our lead product candidate and general and administrative expenses. A net decrease in changes in operating assets and liabilities of $3.4 million also contributed to the use of cash. Partially offsetting the cash use was the non-cash stock compensation adjustment of $2.7 million.

Net cash used in operating activities for the six months ended June 30, 2021 was $15.8 million, consisting primarily of net loss of $15.0 million, resulting from expenses associated with research and development activities for our lead product candidate and general and administrative expenses, partially offset by changes in operating assets and liabilities of $1.8 million and non-cash adjustments of $1.0 million.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2022 was $52.8 million, which primarily related to $69.9 million of proceeds received from available for sale securities maturities. Purchases of available for sale securities during the period amounted to $17.1 million.

Net cash used in investing activities for the six months ended June 30, 2021 was $46.7 million, which primarily related to purchases of available for sale securities of $46.6 million and the purchase of property and equipment of $43,000.

Financing Activities

Net cash provided by financing activities in the six months ended June 30, 2022 was $0.5 million, which primarily related to the net proceeds from option exercises.

Net cash used in financing activities in the six months ended June 30, 2021 was $121.6 million, which primarily related to the net proceeds of $121.5 million from IPO, after deducting underwriting discounts and commissions, and other offering fees and proceeds of $0.1 million from the exercise of stock options.

Obligations and other Commitments

As discussed in Note 8 to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, we are party to agreements to license intellectual property. The license agreements may require us to pay future milestones if certain developmental, regulatory and commercial milestones are achieved, as well as to pay royalties on net sales of products applicable to the license agreements. We cannot estimate if milestone and/or royalty payments will occur in future periods and the agreements are cancelable by us at any time upon prior written notice to the licensor.

In the normal course of business, we enter into contracts with CROs and other vendors for preclinical studies and clinical trials, research and development supplies and other testing and manufacturing services. These contracts generally do not contain minimum purchase commitments and are cancelable by either party at any time upon prior written notice.

Our incurred and accrued research and development obligations as of June 30, 2022 and December 31, 2021 were $5.8 million and $4.3 million, respectively.

There were no material changes outside of the ordinary course of business to our specific contractual obligations during the three and six months ended June 30, 2022.

Critical Accounting Policies and Use of Estimates

There have been no significant changes to our critical accounting policies and use of estimate from our disclosure reported in “Critical Accounting Estimates” in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K for the year ended December 31, 2021, except as described in Note 2 to the interim unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred when we have not yet been invoiced or otherwise notified of actual costs. During the course of a preclinical study or clinical trial, we adjust our prepaid and expense recognition if actual results differ from our estimates. To date, we have not experienced any material differences between accrued costs and actual costs incurred. The accrued research and development balances were $5.8 million and $4.3 million as of June 30, 2022 and December 31, 2021, respectively. The other accrued liabilities balances were $4.1 million and $5.7 million as of June 30, 2022 and December 31, 2021, respectively.

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

Stock-based compensation expense based on the fair value estimated is recognized over the requisite service period of the awards (generally the vesting period) on a straight-line basis. Prior to the IPO, the estimated fair value of the underlying common stock as determined on the date of grant by our Board of Directors. For the three months ended June 30, 2022 and 2021, stock-based compensation expense was $1.4 million and $0.8 million, respectively. The following table summarizes unvested equity compensation costs not yet recognized as of June 30, 2022 and December 31, 2021.

	As of June 30,	As of December 31,
	2022	2021
Unvested equity compensation costs not yet recognized (in millions)	$12.0	$9.8
Weighted average period over which the unvested awards are expected to be recognized (in years)	3.0	3.1

Recent Accounting Pronouncements

A description of recent accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

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

10.1

Sales Agreement, by and between the Registrant and Oppenheimer & Co. Inc., dated May 27, 2022 (incorporated by reference from Exhibit 1.2 of the Registrant’s Registration Statement on Form S-3 filed on May 27, 2022 (Commission File No. 333-265297)).

10.2*#	Amendment to License Agreement dated June 29, 2022, between the Registrant and Daiichi Sankyo Company Limited.

10.3*+	Form of Employee 2021 Equity Incentive Plan Grant Notice for Nonqualified Stock Options.

10.4*+	Form of Director 2021 Equity Incentive Plan Grant Notice for Nonqualified Stock Options.

31.1*	Certification of the principal executive officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of the principal financial officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

32.1 (1)	Certification of the principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
*	Filed herewith.
+	Indicates management contract or compensatory plan.
#	Portions of the exhibit have been omitted for confidentiality purposes.
(1)	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rain Therapeutics Inc.

Date: August 4, 2022	By:	/s/ Avanish Vellanki
Avanish Vellanki
Chairman and Chief Executive Officer (principal executive officer)

Date: August 4, 2022	By:	/s/ Nelson Cabatuan
Nelson Cabatuan
Senior Vice President of Finance and Administration (principal financial and accounting officer)