Form 10-Q
period 2022-09-30
Rain Therapeutics Inc.
filed 2022-11-10
CIK 1724979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of November 3, 2022, the registrant had 26,564,826 shares of common stock, $0.001 par value per share, outstanding, comprised of 18,837,356 shares of common stock, $0.001 par value per share and 7,727,470 shares of non-voting common stock, $0.001 par value per share.

		Page
PART I.	FINANCIAL INFORMATION	3
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	3
	Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for the three and nine months ended September 30, 2022 and 2021	4
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited) for the three and nine months ended September 30, 2022 and 2021	5
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2022 and 2021	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	37
PART II.	OTHER INFORMATION	38
Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults Upon Senior Securities	38
Item 4.	Mine Safety Disclosures	38
Item 5.	Other Information	38
Item 6.	Exhibits	39
	Signatures	40

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Rain Therapeutics Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2022	2021 (1)
Assets
Current assets:
Cash and cash equivalents	$39,834	$24,780
Short-term investments	50,874	115,438
Prepaid and other current assets	3,037	5,928
Total current assets	93,745	146,146
Property and equipment, net	103	165
Operating lease right-of-use asset	291	386
Other assets	496	443
Total assets	$94,635	$147,140
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,084	$6,112
Accrued research and development	4,353	4,349
Other accrued liabilities	4,413	5,694
Operating lease liability, current portion	163	160
Total current liabilities	13,013	16,315
Operating lease liability, net of current portion	149	252
Other long-term liabilities	64	69
Total liabilities	13,226	16,636
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 250,000,000 shares authorized as of September 30, 2022 and December 31, 2021, respectively; 26,564,826 shares (comprised of 18,837,356 shares of common stock and 7,727,470 shares of non-voting common stock) and 26,475,812 shares (comprised of 18,748,342 shares of common stock and 7,727,470 shares of non-voting common stock) issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	27	27
Additional paid-in capital	224,694	220,530
Accumulated other comprehensive loss	(302)	(89)
Accumulated deficit	(143,010)	(89,964)
Total stockholders’ equity	81,409	130,504
Total liabilities and stockholders’ equity	$94,635	$147,140

(1)	The balance sheet at December 31, 2021 has been derived from the audited financial statements included in Rain Therapeutics Inc.’s Annual Report on Form 10-K filed on March 3, 2022.

See accompanying notes to condensed consolidated financial statements.

Rain Therapeutics Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$14,510	$15,284	$42,322	$26,101
General and administrative	3,901	3,154	11,257	7,334
Total operating expenses	18,411	18,438	53,579	33,435
Loss from operations	(18,411)	(18,438)	(53,579)	(33,435)
Other income:
Interest income	370	11	533	25
Other income	—	1	—	1
Total other income, net	370	12	533	26
Net loss	$(18,041)	$(18,426)	$(53,046)	$(33,409)
Net loss per share, basic and diluted	$(0.68)	$(0.70)	$(2.00)	$(1.96)
Weighted-average shares used to compute net loss per share, basic and diluted	26,564,615	26,466,746	26,535,474	17,025,032

Net loss	$(18,041)	$(18,426)	$(53,046)	$(33,409)
Other comprehensive loss:
Unrealized gain (loss) on short-term investments	71	5	(213)	5
Comprehensive loss	$(17,970)	$(18,421)	$(53,259)	$(33,404)

See accompanying notes to condensed consolidated financial statements.

Rain Therapeutics Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(unaudited)

	Series A		Series B						Accumulated
	Convertible Preferred		Convertible Preferred				Additional		Other	Total
	Stock		Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of December 31, 2021	—	$—	—	$—	26,475,812	$27	$220,530	$(89,964)	$(89)	$130,504
Exercise of stock options	—	—	—	—	24,262	—	106	—	—	106
Issuance of common stock from employee stock purchase plan	—	—	—	—	26,804	—	293	—	—	293
Stock-based compensation expense	—	—	—	—	—	—	1,242	—	—	1,242
Unrealized loss on investments	—	—	—	—	—	—	—	—	(300)	(300)
Net loss	—	—	—	—	—	—	—	(17,394)	—	(17,394)
Balance as of March 31, 2022	—	$—	—	$—	26,526,878	$27	$222,171	$(107,358)	$(389)	$114,451
Exercise of stock options	—	—	—	—	3,000	—	12	—	—	12
Stock-based compensation expense	—	—	—	—	—	—	1,417	—	—	1,417
Unrealized gain on investments	—	—	—	—	—	—	—	—	16	16
Net loss	—	—	—	—	—	—	—	(17,611)	—	(17,611)
Balance as of June 30, 2022	—	$—	—	$—	26,529,878	$27	$223,600	$(124,969)	$(373)	$98,285
Exercise of stock options	—	—	—	—	3,890	—	15	—	—	15
Issuance of common stock from employee stock purchase plan	—	—	—	—	31,058	—	147	—	—	147
Stock-based compensation expense	—	—	—	—	—	—	932	—	—	932
Unrealized gain on investments	—	—	—	—	—	—	—	—	71	71
Net loss	—	—	—	—	—	—	—	(18,041)	—	(18,041)
Balance as of September 30, 2022	—	$—	—	$—	26,564,826	$27	$224,694	$(143,010)	$(302)	$81,409

	Series A		Series B						Accumulated
	Convertible Preferred		Convertible Preferred				Additional		Other	Total
	Stock		Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity (Deficit)
Balance as of December 31, 2020	3,731,208	$20,147	12,542,198	$74,550	3,530,975	$4	$1,149	$(38,570)	$—	$(37,417)
Stock-based compensation expense	—	—	—	—	—	—	165	—	—	165
Net loss	—	—	—	—	—	—	—	(6,800)	—	(6,800)
Balance as of March 31, 2021	3,731,208	$20,147	12,542,198	$74,550	3,530,975	$4	$1,314	$(45,370)	$—	$(44,052)
Conversion of convertible preferred stock to common stock	(3,731,208)	(20,147)	(12,542,198)	(74,550)	15,069,330	15	94,682	—	—	94,697
Issuance of common stock upon IPO, net of issuance cost	—	—	—	—	7,845,011	8	121,486	—	—	121,494
Exercise of stock options	—	—	—	—	21,430	—	85	—	—	85
Stock-based compensation expense	—	—	—	—	—	—	793	—	—	793
Net loss	—	—	—	—	—	—	—	(8,183)	—	(8,183)
Balance as of June 30, 2021	—	$—	—	$—	26,466,746	$27	$218,360	$(53,553)	$—	$164,834
Stock-based compensation expense	—	—	—	—	—	—	862	—	—	862
Unrealized gain on investments	—	—	—	—	—	—	—	—	5	5
Net loss	—	—	—	—	—	—	—	(18,426)	—	(18,426)
Balance as of September 30, 2021	—	$—	—	$—	26,466,746	$27	$219,222	$(71,979)	$5	$147,275

See accompanying notes to condensed consolidated financial statements.

Rain Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net loss	$(53,046)	$(33,409)
Adjustments to reconcile net loss to cash used in operating activities:
In-process research and development expense	(1,000)	5,500
Depreciation and amortization expense	62	50
Stock-based compensation expense	3,591	1,820
Amortization of premium and accretion of discounts on short-term investments, net	(35)	33
Changes in operating assets and liabilities:
Prepaid and other current assets	2,891	(6,663)
Operating lease right-of-use asset and liability, net	(5)	20
Other assets	(53)	366
Accounts payable	(2,028)	2,862
Accrued research and development	4	3,834
Other accrued liabilities	(286)	(2,117)
Net cash used in operating activities	(49,905)	(27,704)

Investing activities
Purchases of short-term investments	(34,764)	(136,852)
Purchases of property and equipment	—	(128)
Payment of in-process research and development expense	—	(2,500)
Maturities of short-term investments	99,150	—
Net cash provided by (used in) investing activities	64,386	(139,480)

Financing Activities
Proceeds from initial public offering	—	121,494
Proceeds from the issuance of common stock under the Company’s equity incentive plans and employee stock purchase plan	573	85
Net cash provided by financing activities	573	121,579

Net increase (decrease) in cash and cash equivalents	15,054	(45,605)
Cash and cash equivalents at beginning of period	24,780	58,863
Cash and cash equivalents at end of period	$39,834	$13,258

Supplemental schedule of non-cash investing and financing activities:
Conversion of convertible preferred stock to common stock	$—	$94,697
Non-cash in-process research and development accrual	$(1,000)	$3,000

See accompanying notes to condensed consolidated financial statements.

Rain Therapeutics Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 – Organization and Nature of Operations

Description of Business

Rain Therapeutics Inc. (“Rain” or the “Company”) was incorporated in the state of Delaware in April 2017. Rain is a late-stage precision oncology company developing therapies that target oncogenic drivers for which the Company is able to genetically select patients the Company believes will most likely benefit. This approach includes using a tumor-agnostic strategy to select patients based on their tumors’ underlying genetics rather than histology. Rain’s lead product candidate, milademetan, is a small molecule, oral inhibitor of the MDM2-p53 complex that reactivates p53. In addition to milademetan, the Company is also developing a preclinical program that is focused on inducing synthetic lethality in cancer cells by inhibiting RAD52. The Company operates in one business segment and its principal operations are in the United States, with its headquarters in Newark, California.

On June 22, 2022, the Company formed Rain Oncology Australia Pty Ltd (“Rain Oncology Australia”), a wholly owned subsidiary incorporated under the laws of Australia. As of September 30, 2022, Rain Oncology Australia was not yet operational.

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

Immediately prior to the closing of the IPO, 8,344,905 shares of the Company’s convertible preferred stock were exchanged for 7,727,470 shares of non-voting common stock. Upon the closing of the IPO, 7,928,501 shares of the Company’s convertible preferred stock were automatically converted into 7,341,860 shares of common stock. As of September 30, 2022, there were no shares of convertible preferred stock outstanding.

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

Liquidity and Capital Resources

The Company has devoted substantially all of its efforts to drug discovery and development, raising capital and building operations. The Company has a limited operating history and has not generated any revenue since its inception, and the sales and income potential of the Company’s business is unproven. The Company has incurred net losses and negative cash flows from operating activities since its inception and expects to continue to incur net losses into the foreseeable future as it continues the development of its product candidates. From inception through September 30, 2022, the Company has funded its operations through net proceeds from its IPO in April 2021, and the issuance of convertible promissory notes and convertible preferred stock.

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

The Company carries these securities at fair value and reports unrealized gains and losses, if any, as a separate component of accumulated other comprehensive loss. The cost of debt securities is adjusted for amortization of purchase premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income (expense) in the condensed consolidated statements of operations and comprehensive loss. Realized gains and losses on sales of securities are determined using the specific identification method and recorded in other income (expense), net in the condensed consolidated statement of operations and comprehensive loss.

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

Stock-Based Compensation

Stock-based compensation expense represents the grant date fair value of equity awards recognized over the requisite service period of the awards (generally the vesting period) on a straight-line basis. The Company recognizes forfeitures as they occur. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model. The fair value of restricted stock units (“RSUs”) granted is based on the Company’s closing stock price on the date of grant. Prior to the IPO, the exercise price for all stock options granted was at the estimated fair value of the underlying common stock as determined on the date of grant by the Company’s board of directors (the “Board of Directors”).

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period, without consideration of potential dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the sum of the weighted-average number of shares of common stock plus the potential dilutive effects of potential dilutive securities outstanding during the period. Potential dilutive securities are excluded from diluted earnings or loss per share if the effect of such inclusion is antidilutive. The Company’s potentially dilutive securities, which include convertible preferred stock, shares from the 2021 Employee Stock Purchase Plan (the “ESPP”), and outstanding stock options and RSUs under the Company’s equity incentive plan, have been excluded from the computation of diluted net loss per share as they would be anti-dilutive to the net loss per share. For the periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

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

There were no other significant updates to the recently issued accounting standards other than as disclosed herein for the nine months ended September 30, 2022. Although there are several other new accounting pronouncements issued or proposed by the FASB, based on the Company’s preliminary assessment, the Company does not believe any of those accounting pronouncements have had or will have a material impact on its financial position or operating results.

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

The carrying amounts of cash, prepaid expenses and other current assets, accounts payable, accrued research and development and other current liabilities are reasonable estimates of their fair value due to the short-term nature of these accounts.

The Company’s money market funds under cash and cash equivalents are classified using Level 1 inputs within the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. There were no transfers between levels of the fair value hierarchy during the nine months ended September 30, 2022.

The following table summarizes financial assets that the Company measured at fair value on a recurring basis, classified in accordance with the fair value hierarchy (in thousands):

	Fair Value Measurements at Reporting Date Using:
	Level 1	Level 2	Level 3	Total
As of September 30, 2022:
Money market funds	$7,874	$—	$—	$7,874
Commercial paper	—	44,774	—	44,774
U.S. government securities	20,080	—	—	20,080
U.S. agency bonds	—	16,167	—	16,167
Corporate debt securities	—	992	—	992
Total cash equivalents and short-term investments	$27,954	$61,933	$—	$89,887
Reported as:
Cash and cash equivalents (includes cash of $821)				$39,834
Short-term investments				50,874
Total cash, cash equivalents and short-term investments				$90,708

	Fair Value Measurements at Reporting Date Using:
	Level 1	Level 2	Level 3	Total
As of December 31, 2021:
Money market funds	$10,585	$—	$—	$10,585
Commercial paper	—	84,616	—	84,616
U.S. government securities	27,824	—	—	27,824
U.S. agency bonds	—	8,531	—	8,531
Corporate debt securities	—	8,265	—	8,265
Total cash equivalents and short-term investments	$38,409	$101,412	$—	$139,821
Reported as:
Cash and cash equivalents (includes cash of $397)				$24,780
Short-term investments				115,438
Total cash, cash equivalents and short-term investments				$140,218

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

Investments in commercial paper, corporate debt securities and U.S. agency bonds are valued using Level 2 inputs. The Company classifies investments within Level 2 if the investments are valued using model driven valuations using observable inputs such as quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. Investments are held by custodians who obtain investment prices from a third-party pricing provider that incorporates standard inputs in various asset pricing models.

The following table summarizes, by major types of cash equivalents, and investments that are measured at fair value on a recurring basis (in thousands):

	September 30, 2022
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Money market funds	$7,874	$—	$—	$7,874
Commercial paper	44,823	1	(50)	44,774
U.S. government securities	20,259	—	(179)	20,080
U.S. agency bonds	16,228	2	(63)	16,167
Corporate debt securities	1,005	—	(13)	992
Cash equivalents and investments	$90,189	$3	$(305)	$89,887

	December 31, 2021
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Money market funds	$10,585	$—	$—	$10,585
Commercial paper	84,642	2	(28)	84,616
U.S. government securities	27,870	—	(46)	27,824
U.S. agency bonds	8,546	—	(15)	8,531
Corporate debt securities	8,267	—	(2)	8,265
Cash equivalents and investments	$139,910	$2	$(91)	$139,821

The contractual maturities of the Company’s AFS securities were as follows (in thousands):

	September 30, 2022	December 31, 2021
Due within one year	$50,133	$105,173
Due within one to two years	741	10,265
Total	$50,874	$115,438

The available-for-sale investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current condensed consolidated balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund the Company’s operations, as necessary. There were no realized gains or losses due to investment sales for the three and nine months ended September 30, 2022 and 2021. As of September 30, 2022, $66.4 million of the Company’s marketable securities were in gross unrealized loss positions, of which none had been in such position for greater than 12 months and $41.8 million will mature within three months of September 30, 2022.

At each reporting date, the Company performs an evaluation of its marketable securities to determine if any unrealized losses are other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include (i) the financial strength of the issuing institution, (ii) the length of time and extent for which fair value has been less than the cost basis and (iii) the Company’s intent and ability to hold its investments in unrealized loss positions until their amortized cost basis has been recovered. Based on the Company’s evaluation, it determined that its unrealized losses were not other-than-temporary at September 30, 2022 and December 31, 2021. The Company does not intend to sell the investments before maturity, and it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost bases.

Note 5 - Condensed Consolidated Balance Sheet Details

Prepaid and Other Current Assets

Prepaid and other current assets consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Prepaid insurance	$1,521	$827
Prepaid research	835	4,329
Prepaid other	259	96
FICA tax credit receivable	321	452
Other current assets	82	205
Deposits	19	19
Prepaid and other current assets	$3,037	$5,928

Property and equipment, net, consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Furniture and equipment	$204	$204
Leasehold improvements	67	67
Computer equipment	50	50
	$321	$321
Less: accumulated depreciation and amortization expense	(218)	(156)
Property and equipment, net	$103	$165

Depreciation and amortization expense for the nine months ended September 30, 2022 and 2021 was $62,000 and $50,000, respectively.

Other Non-Current Assets

Other non-current assets consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Deposits	$75	$75
FICA tax credit receivable	53	298
Other	368	70
Other non-current assets	$496	$443

Note 6 – Convertible Preferred Stock and Stockholders’ Equity

In connection with the reverse stock split on April 16, 2021, the Company filed a certificate of amendment to its certificate of incorporation, which authorized 260,000,000 shares of capital stock, consisting of 250,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.001 per share that may be issued from time to time by the Board of Directors in one or more series. Of the 250,000,000 shares of common stock, 200,000,000 shares were designated as “Common Stock” and 50,000,000 shares were designated as “Non-Voting Common Stock”.

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
d)	Dividends. Subject to the rights of the holders of any outstanding series of Preferred Stock, the holders of shares of Common Stock shall be entitled to receive any dividends to the extent permitted by law when, as and if declared by the Board of Directors.
e)	Liquidation. Upon the dissolution, liquidation or winding up of the Company, subject to the rights of the holders of any outstanding series of Preferred Stock, the holders of shares of Common Stock shall be entitled to receive the assets of the Company available for distribution to its stockholders ratably in proportion to the number of shares held by them. The Non-Voting Common Stock shall rank on parity with the Voting Common Stock as to distributions of assets upon dissolution, liquidation or winding up of the Company, whether voluntary or involuntary.

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

Rights, preferences, powers, privileges and restrictions, qualifications and limitations for holders of the Company’s Series A convertible preferred stock and Series B convertible preferred stock were:

●	Dividends: Each holder of the Company’s Series A and Series B convertible preferred stock was entitled to receive non-cumulative dividends, when and if declared by the Board of Directors. No dividends have been declared to date.
●	Liquidation Preferences: In the event of any liquidation, dissolution or winding up of the Company, the holders of the Series A and Series B convertible preferred stock were entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of common stock, an amount per share equal to the original issue price plus declared but unpaid dividends.
●	Conversion: Each share of Series A and Series B convertible preferred stock was convertible at the option of the holder, at any time, into the number of shares of common stock determined by dividing the applicable purchase price by the applicable conversion price at the time of conversion. Each share of Series A and Series B convertible preferred stock will be automatically converted into common stock immediately upon (i) the closing of a firm commitment underwritten IPO resulting in at least $50.0 million of gross proceeds to the Company or (ii) the receipt by the Company of a written request for automatic conversion from the holders of a majority of the outstanding shares of Series A and Series B convertible preferred stock.
●	Voting: The holders of the Series A and Series B convertible preferred stock were entitled to one vote for each share of common stock into which such shares of Series A and Series B convertible preferred stock could then be converted; and with respect to such vote, such holders shall have full voting rights and powers equal to the voting rights and powers of the holders of the common stock.
●	Redemption: The Series A and Series B convertible preferred stock were not explicitly redeemable at the option of the holder at a specified date in the future or at the option of the Company.

Prior to the IPO, the Company’s Series A and Series B convertible preferred stock were classified as temporary equity on the condensed consolidated balance sheet instead of in stockholders’ equity (deficit), as events triggering redemption that were not solely within the Company’s control because the preferred stockholders had the ability to effect a liquidation event. The Company determined not to adjust the carrying values of the Series A and Series B convertible preferred stock to the liquidation preferences of such shares because of the uncertainty of whether or when such liquidation events would occur.

On April 27, 2021, immediately prior to the closing of the IPO, 8,344,905 shares of the Company’s convertible preferred stock were exchanged for 7,727,470 shares of Non-Voting Common Stock and 7,928,501 shares of the Company’s convertible preferred stock converted into 7,341,860 shares of Common Stock. There were no outstanding shares of the Company’s convertible preferred stock as of September 30, 2022.

Equity Incentive Plan

In August 2020, the Board of Directors amended the Amended and Restated 2018 Stock Option—Stock Issuance Plan (the “2018 Plan”) to increase the maximum number of shares of common stock that may be issued over the term of the plan. The 2018 Plan provided for the grant of stock options, non-statutory stock options, incentive stock options and stock issuances to employees, nonemployees and consultants of the Company.

In April 2021, the Company’s 2021 Equity Incentive Plan (the “2021 Plan”) was approved by the Board of Directors and became effective on April 15, 2021. Upon the effectiveness of the 2021 Plan, no further grants may be made under the 2018 Plan.

The 2021 Plan allows the Company to grant equity-based awards to its officers, employees, directors and other key persons (including consultants). The Company initially reserved up to 3,246,120 shares of common stock for issuance under the 2021 Plan, plus (i) 1,722 shares that remained available for the issuance of awards under the 2018 Plan at the time the 2021 Plan became effective, and (ii) any shares subject to outstanding options or other share awards that were granted under the 2018 Plan that terminate or expire prior to exercise or settlement; are forfeited because of the failure to vest; or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price. The 2021 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2022 and each January 1 thereafter through January 31, 2032, by 4.0% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Board of Directors. As a result, the number of shares of common stock reserved for issuance under the 2021 Plan increased by 1,059,032 shares on January 1, 2022.

Stock Options

A summary of the Company’s stock option activities during the nine months ended September 30, 2022 is as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
		Price Per	Contract Term	Value
	Total Options	Share	(in years)	(in millions)
Outstanding as of December 31, 2021	1,734,696	$8.50	8.8	$7.6
Granted	1,170,928	$8.04
Exercised	(31,152)	$4.26
Forfeited or cancelled	(244,214)	$10.39
Outstanding as of September 30, 2022	2,630,258	$8.17	8.6	$1.4
Vested and expected to vest as of September 30, 2022	2,630,258	$8.17	8.6	$1.4
Vested and exercisable as of September 30, 2022	905,005	$6.51	7.7	$0.8

The weighted-average grant date fair values of option grants during the nine months ended September 30, 2022 and 2021 were $6.66 and $11.91 per share, respectively. The weighted-average grant date fair values of options forfeited during the nine months ended September 30, 2022 and 2021 were $9.05 and $7.57 per share, respectively.

Restricted Stock Units

A summary of the Company’s RSU activities during the nine months ended September 30, 2022 is as follows:

		Weighted-	Aggregate
	Total	Average	Intrinsic
	Restricted	Grant Date	Value
	Stock Units	Fair Values	(in millions)
Outstanding as of December 31, 2021	—	$—	$—
Granted	9,289	$6.25
Vested	—	$—
Forfeited or cancelled	—	$—
Outstanding as of September 30, 2022	9,289	$6.25	$—

There were no RSUs vested during the nine months ended September 30, 2022.

Employee Stock Purchase Plan

The ESPP was approved by the Board of Directors and became effective on April 15, 2021. The ESPP initially reserved and authorized the issuance of up to 259,689 shares of common stock to participating employees. Under the ESPP, eligible employees can contribute up to 15% of their eligible compensation, as defined in the ESPP, towards the purchase of the Company’s common stock at a price of 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. The ESPP provides for twenty-four-month offering periods with four six-month purchase periods in each offering period. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2022 and each January 1 thereafter through January 31, 2032, by 1.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year. As a result, the number of shares of common stock reserved for issuance under the ESPP increased by 264,758 shares on January 1, 2022. Under the ESPP, the Company issued 57,862 shares of common stock for aggregate cash proceeds of $0.4 million during the nine months ended September 30, 2022.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$728	$683	$2,821	$1,452
General and administrative	204	179	770	368
Total stock-based compensation expense	$932	$862	$3,591	$1,820

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the stock option grants were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Risk-free interest rate	3.24%	0.90%	1.60% - 3.24%	0.80% - 1.12%
Expected volatility	103.3%	115.5%	88.1% - 112.1%	115.3% -118.7%
Expected term (in years)	6.1	6.1	5.3 - 6.1	5.0 - 6.1
Expected dividend yield	0%	0%	0%	0%

As of September 30, 2022, the total unrecognized compensation cost related to outstanding stock options and restricted stock units was $12.3 million and is expected to be recognized as expense over approximately 2.9 years.

The weighted average assumptions used in the Black-Scholes option pricing model to estimate the fair value of purchase rights granted under the ESPP were as follows:

	Nine Months Ended September 30,
	2022	2021
Risk-free interest rate	0.1%	0.1%
Expected volatility	143.2%	127.8%
Expected term (in years)	1.9	1.4
Expected dividend yield	0%	0%

As of September 30, 2022, there was $0.2 million of unrecognized compensation cost related to the ESPP and is expected to be recognized over approximately 0.7 year.

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

Forfeitures. The Company reduces stock-based compensation expense for actual forfeitures during the period.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consist of the following:

	September 30, 2022	December 31, 2021
Stock options	2,630,258	1,734,696
Restricted stock units	9,289	—
Reserved for future equity award grants	3,056,959	2,933,930
Reserved for future ESPP issuances	466,585	259,689
Total	6,163,091	4,928,315

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

Under the Daiichi Sankyo License Agreement, the Company obtained worldwide, sublicensable exclusive rights to seven families of patents with respect to milademetan (the “Licensed Compound”). The Company is solely responsible under the Daiichi Sankyo License Agreement for the research, development and registration of milademetan. Pursuant to the Daiichi Sankyo License Agreement, Daiichi Sankyo had the right to continue to conduct three clinical trials and prepare final reports with respect to these clinical trials, and such right expires upon all subjects completing the study treatment. The Company has agreed to reimburse Daiichi Sankyo certain third-party expenses incurred while conducting such trials. On March 3, 2022, the Company and Daiichi Sankyo entered into a Memorandum of Understanding, which provides that Daiichi Sankyo will terminate its U105 study, and the Company will reimburse a total of $2.0 million to Daiichi Sankyo for expenses related to such study in four installments of $0.5 million each until December 31, 2022. As of September 30, 2022, the Company paid total installments of $1.5 million. The remaining $0.5 million installment is payable on December 31, 2022. Under the Daiichi Sankyo License Agreement, the Company made other clinical trials payments of $31,000 and $36,000 during the three months ended September 30, 2022 and 2021, respectively and $118,000 and $36,000 during the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and December 31, 2021, the accrued Daiichi Sankyo reimbursable clinical trials costs were $0.5 million and $2.0 million, respectively, which were recorded in accrued research and development in the condensed consolidated balance sheet.

The Company is required to make aggregate future milestone payments of up to $223.5 million, contingent on the attainment of certain development, regulatory and sales milestones. The $223.5 million aggregate future milestone payments include a $2.0 million increase that was agreed upon in the Memorandum of Understanding with Daiichi Sankyo. On July 20, 2021, the Company announced that the first patient has been randomized in the multicenter, open-label, Phase 3 registrational trial (MANTRA) evaluating milademetan for the treatment of de-differentiated liposarcoma. Accordingly, pursuant to the Daiichi Sankyo License Agreement, the Company recorded $5.5 million in milestone fees as research and development expense in the condensed consolidated statement of operations and comprehensive loss during the three months ended September 30, 2021. Of the $5.5 million milestone fees, $2.5 million was paid in the third quarter of 2021 and $3.0 million was accrued as part of accrued research and development in the condensed consolidated balance sheet as of September 30, 2021. On June 29, 2022, the Company and Daiichi Sankyo entered into an amendment to the Daiichi Sankyo License Agreement. The amendment reduced the $3.0 million milestone fee liability associated with the previously achieved milestone to $2.0 million and accordingly reduced research and development expense on the condensed consolidated statements of operations and comprehensive loss by $1.0 million for the nine months ended September 30, 2022. The amendment also extended the due date of the milestone fee payment to June 30, 2023. During the three and nine months ended September 30, 2022, the Company incurred no milestone research and development expense under the Daiichi Sankyo License Agreement.

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

The Company made payments of nil and $38,000 under the Drexel License Agreement for the three and nine months ended September 30, 2022, respectively. The Company made payments of $12,000 and $31,000 under the Drexel License Agreement for the three and nine months ended September 30, 2021, respectively.

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

The Company may terminate the Drexel License Agreement at any time by providing 60 days’ prior written notice to Drexel, in which case the Company will be required to cease exploitation of all licensed products, terminate all permitted sublicenses and pay all amounts owed to Drexel under the Drexel License Agreement and the Sponsored Research Agreement through the effective date of termination. Drexel may terminate the Drexel License Agreement for the Company’s uncured material breach (with 30 to 135-day cure periods), for the Company’s bankruptcy or insolvency, for the Company’s uncured material default under the Sponsored Research Agreement, or if the Company challenges the validity or enforceability of the licensed patent rights.

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

Note 8 – Commitments and Contingencies

Leases

In September 2018, the Company entered into a noncancelable operating lease agreement for office space for its corporate headquarters in Newark, California with an initial term of 5.25 years. The lease commenced in January 2019 and ends March 2024. Under the terms of the lease, the Company pays annual base rent, subject to an annual fixed percentage increase of 2% on March 1st of each year. The Company is obligated to pay for its share of direct expenses including operating expense and taxes, which are considered variable lease costs and are expensed as incurred.

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

In October 2022, the Company entered into an amendment to its corporate headquarters lease agreement to expand the leased premises by approximately 3,880 square feet. The lease commencement date for the expansion premises is expected to be January 2023 and will expire in September 2024 concurrently with the existing lease. Total future lease payments over the life of the lease are estimated to increase by approximately $0.4 million as a result of the amendment.

The future minimum lease payments required under the operating lease are summarized as follows (in thousands):

As of September 30,
2022
2022 - remainder	$42
2023	171
2024	129
Total minimum lease payments	$342
Less: amount representing interest	(30)
Present value of operating lease liabilities	$312
Operating lease liabilities, current	163
Operating lease liabilities, non-current	149
Total operating lease liabilities	$312
Weighted-average remaining lease term (in years)	1.9
Weighted-average incremental borrowing rate	10.0%

The table below summarizes the Company’s lease costs and cash payments in connection with operating lease obligations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total operating lease expense	$40	$40	$120	$120
Operating cash flows used for operating lease	$42	$40	$124	$121

Contingencies

In the event the Company becomes subject to claims or suits arising in the ordinary course of business, the Company would accrue a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated.

Note 9 – Employee Benefits

The Company has a defined contribution 401(k) plan available to eligible employees. Under the terms of the plan, employees may make voluntary contributions as a percent of compensation, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain contributions to the 401(k) plan. The Company made matching contributions of $320,000 and $182,000 for the nine months ended September 30, 2022 and 2021, respectively.

Note 10 – Net Loss Per Share

The following tables summarize the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(18,041)	$(18,426)	$(53,046)	$(33,409)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	26,564,615	26,466,746	26,535,474	17,025,032
Weighted-average shares used to compute net loss per share, basic and diluted	26,564,615	26,466,746	26,535,474	17,025,032
Net loss per share, basic and diluted	$(0.68)	$(0.70)	$(2.00)	$(1.96)

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	As of September 30,
	2022	2021
Stock options	2,630,258	1,605,486
Restricted stock units	9,289	—
Series A convertible preferred stock	—	—
Series B convertible preferred stock	—	—
ESPP shares	27,379	—
Total	2,666,926	1,605,486

Note 11 – Subsequent Events

In October 2022, the Company entered into an amendment to its corporate headquarters lease agreement to expand the leased premises by approximately 3,880 square feet. See Note 8 to the Condensed Consolidated Financial Statements.

In November 2022, the Company entered into an underwriting agreement (as amended, the “Underwriting Agreement”) with Guggenheim Securities, LLC, as the representative of the underwriters named therein (the “Underwriters”) relating to the offering, issuance and sale (the “Offering”) of 5,961,080 shares of the Company’s common stock and 2,615,250 shares of the Company’s non-voting common stock. The offering price per share was $5.83, for gross proceeds to the Company from the Offering of approximately $50 million, before deducting customary underwriting discounts and offering expenses. In addition, the Company granted the Underwriters a 30-day option to purchase up to an additional 1,286,449 shares of its common stock on the same terms and conditions as the common stock sold in the Offering.

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

Overview

We are a late-stage precision oncology company developing therapies that target oncogenic drivers to genetically select patients we believe will most likely to benefit. This approach includes using a tumor-agnostic strategy to select patients based on their tumors’ underlying genetics rather than histology. We have in-licensed product candidates, each with a differentiated profile relative to available therapies, and we intend to continue strengthening our pipeline through focused business development and internal research efforts.

Our lead product candidate, milademetan (also known as RAIN-32) is an oral, small molecule inhibitor of the MDM2-p53 complex that reactivates p53. We in-licensed milademetan from Daiichi Sankyo in September 2020 based on the results of a Phase 1 clinical trial, which demonstrated meaningful antitumor activity in an MDM2-amplified subtype of liposarcoma (LPS) and other solid tumors. Data from well-differentiated/de-differentiated (WD/DD) LPS patients in the Phase 1 clinical trial of milademetan demonstrated median progression-free survival (mPFS) of approximately seven to eight months. Importantly, this result was accomplished with a rationally designed dosing schedule designed to mitigate safety concerns and widen the therapeutic window of MDM2 inhibition unlocking the potential for milademetan in a broad range of MDM2-dependent cancers. Based on these data, we commenced a pivotal Phase 3 trial in LPS (MANTRA) in July 2021. We also commenced a Phase 2 tumor-agnostic basket trial in certain solid tumors (MANTRA-2) in November 2021. We anticipate commencing a Phase 1/2 clinical trial to evaluate the safety, tolerability and efficacy of milademetan in combination with atezolizumab in patients with loss of cyclin-dependent kinase inhibitor 2A (CDKN2A) and wildtype p53 advanced solid tumors (MANTRA-4) in the first quarter of 2023. In addition to milademetan, we are also developing a preclinical program that is focused on inducing synthetic lethality in cancer cells by inhibiting RAD52.

Since our inception in 2017, we have incurred significant operating losses and have utilized substantially all of our resources to date in-licensing and developing our product candidates, organizing and staffing our Company and providing other general and administrative support for our operations. As of September 30, 2022, we had an accumulated deficit of $143.0 million and we incurred net losses of approximately $18.0 million and $53.0 million for the three and nine months ended September 30, 2022, respectively. Our operations to date have been funded primarily through the issuance of convertible promissory notes, the issuance of convertible preferred stock, as well as issuance and sale of common stock through our initial public offering (“IPO”). From our inception through September 30, 2022, we have raised aggregate gross proceeds of $9.9 million from the issuance of convertible promissory notes and $81.9 million from the issuance of convertible preferred stock. On April 27, 2021, we completed our IPO in which we issued and sold 7,352,941 shares of common stock at a public offering price of $17.00 per share. On May 11, 2021, we issued an additional 492,070 shares of common stock in connection with the exercise of the underwriters’ option to purchase additional shares at the public offering price. Our net proceeds from the sale of shares in the IPO, including the sale of shares pursuant to the exercise of the underwriters’ option to purchase additional shares, was $121.5 million, net of underwriting discounts and commissions, and other offering fees. As of September 30, 2022, we had cash, cash equivalents and short-term investments of $90.7 million. In November 2022, we entered into an underwriting agreement (as amended, the “Underwriting Agreement”) with Guggenheim Securities, LLC, as the representative of the underwriters named therein (the “Underwriters”) relating to the offering, issuance and sale (the “Offering”) of 5,961,080 shares of our common stock and 2,615,250 shares of our non-voting common stock. The offering price per share was $5.83, for gross proceeds to us from the Offering of approximately $50 million, before deducting customary underwriting discounts and offering expenses. In addition, we granted the Underwriters a 30-day option to purchase up to an additional 1,286,449 shares of our common stock on the same terms and conditions as the common stock sold in the Offering. Although we believe, based on our current business plans, that our existing cash, cash equivalents and short-term investments will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development of our drug candidates. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years as we continue our development of, and seek regulatory approvals for, our product candidates and begin to commercialize any approved products, seek to expand our product pipeline, invest in our organization, as well as incur expenses associated with operating as a public company.

We do not expect to generate any revenue from product sales unless and until we successfully complete development and obtain regulatory approval for one or more product candidates, which will not be for many years, if ever. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through public or private equity offerings, debt financings or other capital sources which may include strategic collaborations, licensing arrangements or other arrangements with third parties. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms or at all. If we raise funds through strategic collaborations or other similar arrangements with third parties, we may have to relinquish valuable rights to our platform technology, future revenue streams, research programs or product candidates or we may have to grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts. Our ability to raise additional funds may be adversely impacted by potential worsening of global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic or otherwise. Because of the numerous risks and uncertainties associated with our product development, we cannot predict the timing or amount of increased expenses and cannot assure you that we will ever be profitable or generate positive cash flow from operating activities. Based upon our current operating plan, we estimate that our cash, cash equivalents and short-term investments as of September 30, 2022 will be sufficient to fund our milademetan program.

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely and expect to continue to rely for the foreseeable future, on third parties for the manufacture of our drug candidates for preclinical and clinical testing, as well as for commercial manufacture of any drugs that we may commercialize. We expect to continue to develop drug candidates that can be produced cost-effectively at contract manufacturing facilities. For the milademetan program, we have transferred Daiichi Sankyo Company, Limited (Daiichi Sankyo) processes to suitable third-party contract manufacturing organizations to supply active pharmaceutical ingredients and clinical drug product for our clinical trials and in preparation for submission of marketing applications and potential future commercial supplies.

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

Recent Developments

In August 2022, we announced the completion of enrollment into our MANTRA Phase 3 randomized, global, registrational trial of our lead product candidate, milademetan, an oral, small molecule inhibitor of the MDM2-p53 complex that reactivates p53. We anticipate topline data from our MANTRA Phase 3 trial in the first quarter of 2023.

MANTRA-2 Preliminary Data

On November 4, 2022, we announced preliminary data in the multicenter, single arm, open-label, Phase 2 basket trial evaluating milademetan, an MDM2 inhibitor, for the treatment of MDM2-amplified advanced solid tumors (MANTRA-2). The MANTRA-2 trial is designed to evaluate the safety and efficacy of milademetan monotherapy in patients with advanced or metastatic solid tumors refractory or intolerant to standard-of-care therapy and that exhibit wild-type p53 and a prespecified minimum MDM2 gene copy number. Approximately 65 patients are anticipated to be enrolled to receive milademetan. As of the latest data cutoff on October 26, 2022, 17 patients have been enrolled. The primary endpoint of the trial is objective response rate as measured by RECIST criteria. Secondary endpoints include duration of response, disease control rate progression-free survival by investigator assessment, overall survival and growth modulation index.

Preliminary Interim Data

●	As of the latest data cutoff on October 26, 2022, 17 patients have been enrolled, 15 of whom have been dosed with milademetan.
●	Ten patients were efficacy-evaluable with CN ≥8 by central testing.
o	A diverse set of tumor histologies were enrolled amongst the evaluable patients.
o	Most tumors had co-alterations in oncogenes or tumor suppressors, including KRAS, EGFR, and PIK3CA amongst others.
●	Two unconfirmed partial responses were observed with tumor regression of 34% and 30% (pancreatic and lung cancer, respectively).
o	The patient with pancreatic cancer is pending response confirmation and ongoing treatment.
o	The patient with lung cancer is deceased due to COVID-19.
●	Two patients exhibited promising activity with tumor regression of 29% and 27% (biliary tract and breast cancer, respectively) and the patients are continuing with the investigational therapy.
●	Observed anti-tumor effect of milademetan in heavily pretreated, refractory patients, with a median of four prior therapies.
●	Safety profile to date is preliminarily consistent with prior Phase 1 trial of milademetan.

Other Key Development Updates

With respect to our other ongoing and planned clinical trials, we now expect to report topline data from our Phase 3 MANTRA registrational trial evaluating milademetan for the treatment of DD LPS in the first quarter of 2023. We also expect to commence a Phase 1/2 MANTRA-4 clinical trial to evaluate the safety, tolerability and efficacy of milademetan in combination with atezolizumab in patients with loss of CDKN2A and wildtype p53 advanced solid tumors in the first quarter of 2023. We are deprioritizing the Phase 2 MANTRA-3 trial in Merkel cell carcinoma as an area of focus due to our continued effort to rationalize use of capital in the current market environment. We are now focusing our development efforts on our MANTRA, MANTRA-2 and MANTRA-4 clinical trials within our milademetan program.

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

In September 2020, we in-licensed milademetan from Daiichi Sankyo. Daiichi Sankyo previously conducted a Phase 1 clinical trial in WD/DD LPS patients. Liposarcomas are the most common sarcomas in adults. WD and DD LPS represent subtypes of LPS. The DD subtype often develops within WD tumor mass at disease progression or recurrence of resected WD LPS. WD/DD LPS tumors have nearly universal MDM2 amplification and wild type (WT) p53, and hence we believe WD/DD LPS patients represent an appropriate population for MDM2 inhibition therapy. Data from a WD/DD LPS patients in the Phase 1 clinical trial of milademetan demonstrated mPFS of approximately seven to eight months. Importantly, this result was accomplished with a rationally designed dosing schedule designed to mitigate safety concerns and widen the therapeutic window of MDM2 inhibition, establishing potential for a differentiated profile. In July 2021, we announced that the first patient has been randomized in the multicenter Phase 3 registrational trial (MANTRA) evaluating milademetan for the treatment of DD LPS. Accordingly, pursuant to the Daiichi Sankyo License Agreement, $2.5 million in milestone fees was paid in the third quarter of 2021 and $2.0 million is accrued as of September 30, 2022, which is payable in the second quarter of 2023.

The MANTRA trial is designed to evaluate the safety and efficacy of milademetan compared to trabectedin, a current standard of care, in patients with unresectable or metastatic DD LPS with or without a WD LPS component that has progressed on one or more prior systemic therapies, including at least one anthracycline-based therapy. One hundred seventy-five patients were enrolled and randomized in a 1:1 ratio to receive milademetan or trabectedin. The primary objective of the trial is to compare progression-free survival (PFS) by blinded independent review between the milademetan treatment arm and the trabectedin control arm. Secondary endpoints include overall survival, PFS by investigator assessment, objective response rate, duration of response, disease control rate, safety and patient reported outcomes. We anticipate top-line data from this trial in the first quarter of 2023. Our commencement of a Phase 3 trial following the Phase 1 trial referenced above is based on the data observed in the Phase 1 trial and FDA feedback with respect to our development plan.

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

In November 2021, we commenced a multicenter, single arm open-label, Phase 2 basket trial evaluating milademetan, for the treatment of MDM2-amplified advanced solid tumors (MANTRA-2). The MANTRA-2 trial is designed to evaluate the safety and efficacy of milademetan in patients with advanced or metastatic solid tumors refractory or intolerant to standard-of-care therapy and that exhibit wild-type p53 and a prespecified minimum MDM2 gene copy number. Approximately 65 patients are expected to be enrolled to receive milademetan. The primary endpoint of the trial is objective response rate as measured by RECIST criteria. Secondary endpoints include duration of response, disease control rate progression-free survival by investigator assessment, overall survival, and growth modulation index. As discussed under the Recent Development section above, on November 4, 2022, we announced preliminary interim data in our MANTRA-2 clinical trial.

In January 2022, we announced a clinical supply agreement with Roche for the supply of the anti-Programmed Death Ligand-1 (PD-L1) monoclonal antibody, atezolizumab. Clinical trials are planned to evaluate milademetan in combination with atezolizumab for the treatment of patients in genetically selected populations. Under this agreement, we are the sponsor of the anticipated clinical trial, and Roche will supply atezolizumab. An initial Phase 1/2 clinical trial is planned to evaluate the safety, tolerability and efficacy of milademetan in combination with atezolizumab in patients with loss of CDKN2A and wildtype p53 advanced solid tumors who have previously progressed on ICI. We anticipate the start of the Phase 1/2 clinical trial in the first quarter of 2023. Subsequent Phase 2 clinical trials evaluating the combination of milademetan and atezolizumab may span various additional tumor types.

In November 2022, in order to rationalize use of financial resources, we deprioritized the MANTRA-3 Phase 2 trial of milademetan in Merkel cell carcinoma, which was planned to commence in the fourth quarter of 2022.

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

In contrast to normal cells, in tumor cells, the two primary mechanisms by which p53 can be inactivated in tumor cells are mutations in p53 and activation or overexpression of MDM2. Approximately half of all tumors are characterized by mutations of the p53 gene. The remaining cancer patients have a p53 gene that is not mutated, and is otherwise known as WT p53, but can be functionally suppressed through the activation or overexpression of MDM2. We have identified MDM2 dependence in several solid tumors. This dependence is caused by overexpression of MDM2 through gene amplification or other mechanisms, loss of a negative regulator of MDM2 or other causes. Overexpression of MDM2 promotes the degradation of p53 and also eliminates p53’s ability to activate transcription. Milademetan, by binding MDM2 at the p53 interaction site, prevents the formation of the MDM2-p53 complex, allowing p53 reactivation and subsequent transcription of genes, such as MIC1, that trigger cancer cell cycle arrest or apoptosis, among others.

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

The following table summarizes our research and development expenses by product candidate or development program:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Milademetan	$7,639	$10,366	$23,766	$16,603
Other research and clinical candidates	158	209	569	1,546
Unallocated internal research and development costs	6,713	4,709	17,987	7,952
Total research and development expenses	$14,510	$15,284	$42,322	$26,101

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

Interest Income

For the three and nine months ended September 30, 2022 and 2021, interest income consists of interest on our money market accounts and short-term investments.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2022

The following table summarizes our results of operations for the three and nine months ended September 30, 2022 and 2021, together with the changes in those items in dollars:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change

	(in thousands)			(in thousands)
Operating expenses:
Research and development	$14,510	$15,284	$(774)	$42,322	$26,101	$16,221
General and administrative	3,901	3,154	747	11,257	7,334	3,923
Total operating expenses	18,411	18,438	(27)	53,579	33,435	20,144
Loss from operations	(18,411)	(18,438)	27	(53,579)	(33,435)	(20,144)
Other income:
Interest income	370	11	359	533	25	508
Other income	—	1	(1)	—	1	(1)
Total other income, net	370	12	358	533	26	507
Net loss	$(18,041)	$(18,426)	$385	$(53,046)	$(33,409)	$(19,637)

Research and Development Expenses

Research and development (R&D) expenses were $14.5 million and $15.3 million for the three months ended September 30, 2022 and 2021, respectively. The decrease in R&D expenses was primarily due to the milestone fees to Daiichi Sankyo of $5.5 million incurred during the three months ended September 30, 2021, partially offset by higher payroll-related costs for our R&D personnel, clinical trial costs, and various other R&D costs for milademetan. Non-cash stock-based compensation expenses, included as part of personnel costs, were $0.7 million for each of the three months ended September 30, 2022 and 2021.

R&D expenses were $42.3 million and $26.1 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in R&D expenses was primarily related to clinical trial costs, higher payroll-related costs for our R&D personnel, and various other R&D costs for milademetan. Non-cash stock-based compensation expenses, included as part of personnel costs, were $2.8 million and $1.4 million for the nine months ended September 30, 2022 and 2021, respectively. We expect our R&D costs to continue to increase for the remainder of 2022 as we continue our Phase 3 trial in LPS and our Phase 2 tumor-agnostic basket trial for milademetan.

General and Administrative Expenses

General and administrative (G&A) expenses were $3.9 million and $3.2 million for the three months ended September 30, 2022 and 2021, respectively. The increase in G&A expenses was primarily due to payroll-related costs of $0.3 million, professional services costs of $0.3 million, and legal costs of $0.1 million. Non-cash stock-based compensation expense included in G&A expenses was approximately $0.2 million for each of the three months ended September 30, 2022 and 2021. We have incurred and expect to continue incur additional expenses as a result of being a public company following the completion of our IPO in April 2021, including costs associated with maintaining compliance with exchange listing and SEC requirements.

G&A expenses were $11.3 million and $7.3 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in G&A expenses was primarily due to payroll-related costs of $1.5 million, professional services costs of $0.6 million, legal costs of $0.3 million, directors and officers’ insurance of $0.2 million, and various third-party G&A costs of $0.2 million. Non-cash stock-based compensation expense included in G&A expenses was approximately $0.8 million and $0.4 million for the nine months ended September 30, 2022 and 2021, respectively. We expect our general and administrative expenses to continue to increase for the remainder of 2022 as we continue to build out systems and infrastructure to support our operations.

Other Income

Other income for the three and nine months ended September 30, 2022 and 2021 represents interest income from money market or short-term investments.

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

We do not currently have any approved products and have not generated any revenue from product sales since inception. To date, we have financed our operations through the issuance of convertible promissory notes and the issuance of convertible preferred stock and common stock. From our inception through September 30, 2022, we have raised aggregate gross proceeds of $9.9 million from the issuance of convertible promissory notes and $81.9 million from the issuance of convertible preferred stock.

In November 2022, we entered into the Underwriting Agreement with Guggenheim Securities, LLC, as representative of the Underwriters, relating to the Offering of 5,961,080 shares of our common stock and 2,615,250 shares of our non-voting common stock. The offering price per share was $5.83, for gross proceeds from the Offering of approximately $50 million, before deducting customary underwriting discounts and offering expenses. In addition, we granted the Underwriters a 30-day option to purchase up to an additional 1,286,449 shares of our common stock on the same terms and conditions as the common stock sold in the Offering.

In May 2022, we entered into a sales agreement (the “Sales Agreement”) with Oppenheimer & Co. Inc. (the “Sales Agent”) pursuant to which we may offer and sell up to $50.0 million of shares of our common stock, from time to time, in “at-the-market” offerings (the “ATM Facility”). The Sales Agent is entitled to compensation at a commission equal to 3.0% of the aggregate gross sales price per share sold under the Sales Agreement. For the three months ended September 30, 2022, there were no sales pursuant to the ATM Facility.

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

As of September 30, 2022, we had cash, cash equivalents and short-term investments of $90.7 million. Although we believe, based on our current business plans, that our existing cash, cash equivalents and short-term investments will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development of our drug candidates. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

Cash Flows

The following table summarizes our sources and uses of cash and cash equivalents:

	Nine Months Ended September 30,
	2022	2021

	(in thousands)
Net cash provided by (used in):
Operating activities	$(49,905)	$(27,704)
Investing activities	64,386	(139,480)
Financing activities	573	121,579
Net increase (decrease) in cash and cash equivalents	$15,054	$(45,605)

Operating Activities

We have incurred losses since inception. Net cash used in operating activities for the nine months ended September 30, 2022 was $49.9 million, consisting primarily of net loss of $53.0 million resulting from expenses associated with research and development activities for our lead product candidate and general and administrative expenses. A net decrease in changes in operating assets and liabilities of $0.5 million also contributed to the use of cash. Partially offsetting the cash use was non-cash adjustments of $2.6 million.

Net cash used in operating activities for the nine months ended September 30, 2021 was $27.7 million, consisting primarily of net loss of $33.4 million, resulting from expenses associated with research and development activities for our lead product candidate and general and administrative expenses, partially offset by changes in operating assets and liabilities of $1.7 million and non-cash adjustments of $7.4 million.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2022 was $64.4 million, which related to $99.2 million of proceeds received from available for sale securities maturities, offset by purchases of available for sale securities of $34.8 million.

Net cash used in investing activities for the nine months ended September 30, 2021 was $139.5 million, which primarily related to purchases of available for sale securities of $136.9 million and payment of $2.5 million to Daiichi Sankyo for in-process research and development expense.

Financing Activities

Net cash provided by financing activities in the nine months ended September 30, 2022 was $0.6 million, which related to the net proceeds from option exercises.

Net cash provided by financing activities in the nine months ended September 30, 2021 was $121.6 million, which primarily related to the net proceeds from the IPO, after deducting underwriting discounts and commissions, and other offering fees.

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

Our incurred and accrued research and development obligations as of September 30, 2022 and December 31, 2021 were $4.4 million and $4.3 million, respectively.

There were no material changes outside of the ordinary course of business to our specific contractual obligations during the three and nine months ended September 30, 2022.

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

This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred when we have not yet been invoiced or otherwise notified of actual costs. During the course of a preclinical study or clinical trial, we adjust our prepaid and expense recognition if actual results differ from our estimates. To date, we have not experienced any material differences between accrued costs and actual costs incurred. The accrued research and development balances were $4.4 million and $4.3 million as of September 30, 2022 and December 31, 2021, respectively. The other accrued liabilities balances were $4.4 million and $5.7 million as of September 30, 2022 and December 31, 2021, respectively.

Stock-Based Compensation

We follow the provision of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718, “Compensation – Stock Compensation” (ASC 718), which requires the measurement and recognition of compensation expense for all stock-based payment awards.

We estimate the fair value of our stock options using the Black-Scholes option pricing model, which requires us to develop estimates to be used in calculating the fair value of stock options. The use of the model requires us to make estimates of assumptions, such as expected stock price volatility and the estimated expected term of each award. The fair value of RSUs granted is based on the Company’s closing stock price on the date of grant.

Stock-based compensation expense based on the fair value estimated is recognized over the requisite service period of the awards (generally the vesting period) on a straight-line basis. Prior to the IPO, the estimated fair value of the underlying common stock as determined on the date of grant by our board of directors. For each of the three months ended September 30, 2022 and 2021, stock-based compensation expense was $0.9 million. The following table summarizes unvested equity compensation costs not yet recognized as of September 30, 2022 and December 31, 2021.

	As of September 30,	As of December 31,
	2022	2021
Unvested equity compensation costs not yet recognized (in millions)	$12.5	$9.8
Weighted average period over which the unvested awards are expected to be recognized (in years)	2.8	3.1

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Our business is subject to various risks, including those described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021. Except as disclosed below, there have been no material changes from the risk factors disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

Current and future legislation may increase the difficulty and cost for us, and any collaborators, to obtain marketing approval of and commercialize our drug candidates and affect the prices we, or they, may obtain.

Heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. We expect that additional state and federal healthcare reform measures will be adopted in the future, particularly in light of the new presidential administration, any of which could limit the amounts that federal and state governments will pay for healthcare therapies, which could result in reduced demand for our product candidates or additional pricing pressures. Most recently, on August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (“IRA”), which, among other provisions, included several measures intended to lower the cost of prescription drugs and related healthcare reforms. We cannot be sure whether additional legislation or rulemaking related to the IRA will be issued or enacted, or what impact, if any, such changes will have on the profitability of any of our drug candidates, if approved for commercial use, in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits file or furnished as part of this Quarterly Report on Form 10-Q are set forth below.

Exhibit Number	Description of Exhibit
3.1

Amended and Restated Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 27, 2021 (Commission File No. 001-40356)).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 27, 2021 (Commission File No. 001-40356)).

4.1

Form of Common Stock Certificate of the Company (incorporated by reference from Exhibit 4.1 of the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on April 19, 2021 (Commission File No. 333-254998)).

4.2

Amended and Restated Investors’ Rights Agreement, dated September 2, 2020, by and among the Company and certain of its stockholders (incorporated by reference from Exhibit 4.2 of the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on April 19, 2021 (Commission File No. 333-254998)).

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

Rain Therapeutics Inc.

Date: November 10, 2022	By:	/s/ Avanish Vellanki
Avanish Vellanki
Chairman and Chief Executive Officer (principal executive officer)

Date: November 10, 2022	By:	/s/ Nelson Cabatuan
Nelson Cabatuan
Senior Vice President of Finance and Operations (principal financial and accounting officer)