Form 10-K
period 2022-12-31
Rain Oncology Inc.
filed 2023-03-09
CIK 1724979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40356

Rain Oncology Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	82-1130967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8000 Jarvis Avenue, Suite 204 Newark, CA	94560
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (510) 953-5559

Former name, former address and former fiscal year, if changed since last report: Rain Therapeutics Inc.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $43,929,838, based on the closing price of the shares of common stock on The Nasdaq Global Select Market reported for such date. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2023, the registrant had 36,356,233 shares of common stock, $0.001 par value per share, outstanding, comprised of 26,513,513 shares of common stock, $0.001 par value per share, and 9,842,720 shares non-voting common stock, $0.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2022 are incorporated herein by reference in Part III of this Annual Report on Form 10-K where indicated.

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

There are a number of risks, uncertainties and other factors that could cause our actual results to differ materially from the forward-looking statements expressed or implied in this Annual Report on Form 10-K. Such risks, uncertainties and other factors include, among others, the risks, uncertainties and factors set forth in “Risk Factors,” and the following risks, uncertainties and factors:

●	the ability of our clinical trials to demonstrate safety and efficacy of our product candidates and other positive results;
●	the timing and focus of our ongoing and future preclinical studies and clinical trials and the reporting of data from those studies and trials;
●	our plans relating to commercializing our product candidates, if approved, including the geographic areas of focus and sales strategy;
●	the size of the market opportunity for our product candidates, including our estimates of the number of patients who suffer from the diseases we are targeting;
●	our expectations regarding the approval and use of our product candidates as first, second or subsequent lines of therapy or in combination with other drugs;
●	the success of competing therapies that are or may become available;
●	our estimates of the number of patients that we will enroll in our clinical trials;
●	the beneficial characteristics, safety, efficacy and therapeutic effects of our product candidates;
●	the timing or likelihood of regulatory filings and approvals, including our expectation to seek an accelerated approval pathway and special designations, such as orphan drug designation, for our product candidates for various diseases;
●	our ability to obtain and maintain regulatory approval of our product candidates;
●	our plans relating to the further development of our product candidates, including additional indications we may pursue;
●	existing regulations and regulatory developments in the United States, Europe and other jurisdictions;

ii

●	our plans and ability to obtain or protect intellectual property rights, including extensions of existing patent terms where available;
●	our continued reliance on third parties to conduct additional clinical trials of our product candidates and for the manufacture of our product candidates for preclinical studies and clinical trials;
●	our plans regarding, and our ability to obtain, and negotiate favorable terms of, any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize our product candidates;
●	our plans to develop our product candidates in combination with other therapies;
●	the need to hire additional personnel and our ability to attract and retain such personnel;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	our financial performance;
●	the period over which we estimate our existing cash and cash equivalents will be sufficient to fund our future operating expenses and capital expenditure requirements; and
●	our expectations regarding the period during which we will qualify as an emerging growth company under the JOBS Act.

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

iii

PART I

ITEM 1. BUSINESS.

Company Overview

We are a late-stage precision oncology company developing therapies that target oncogenic drivers to genetically select patients we believe will most likely benefit. This approach includes using a tumor-agnostic strategy to select patients based on their tumors’ underlying genetics rather than histology. We have in-licensed product candidates, each with a differentiated profile relative to available therapies, and we intend to continue strengthening our pipeline through focused business development and internal research efforts.

Our lead product candidate, milademetan (also known as RAIN-32) is an oral, small molecule inhibitor of the p53-mouse double minute 2 (p53-MDM2) complex that reactivates p53. We in-licensed milademetan from Daiichi Sankyo Company, Limited (Daiichi Sankyo) in September 2020 based on the results of a Phase 1 clinical trial, which demonstrated meaningful antitumor activity in an MDM2-amplified subtype of liposarcoma (LPS) and other solid tumors. Data from de-differentiated liposarcoma (DDLPS) patients in the Phase 1 clinical trial of milademetan demonstrated median progression-free survival (mPFS) of approximately seven to eight months. Importantly, this result was accomplished with a rationally designed dosing schedule designed to mitigate safety concerns and widen the therapeutic window of MDM2 inhibition unlocking the potential for milademetan in a broad range of MDM2-dependent cancers. Based on these data, we commenced a pivotal Phase 3 trial in LPS (MANTRA) in July 2021. We expect to report topline data from our MANTRA trial in the second quarter of 2023. We also commenced a Phase 2 tumor-agnostic basket trial in certain solid tumors (MANTRA-2) in November 2021. We anticipate commencing a Phase 1/2 basket trial to evaluate the safety, tolerability and efficacy of milademetan in combination with atezolizumab in patients with loss of cyclin-dependent kinase inhibitor 2A (CDKN2A) and wildtype p53 advanced solid tumors (MANTRA-4) in mid-2023.

Our Strategy

Our vision is to be a leading precision oncology company that develops and commercializes small molecule therapeutics through leveraging both an acquisition-based business model and internal research efforts. Our strategy to achieve this vision is as follows:

●	Rapidly advance our lead product candidate, milademetan, through clinical development toward approval in LPS and subsequently expand across a multitude of MDM2-dependent tumors. As the trials progress, we plan to accelerate efforts to engage with the regulatory authorities and, upon potential receipt of the requisite approvals, will initiate efforts to manufacture and commercially launch milademetan.
●	Increase probability of a clinically meaningful benefit for patients for our pipeline programs by utilizing biomarker driven patient selection. We employ widely available, comprehensive next generation sequencing (NGS) diagnostic tests and partner with industry-leading assay developers to identify patients for our clinical trials based on molecular biomarkers indicating oncogene addiction and dependency on specific cellular signaling networks. This pre-selection of patients is designed to target patients most likely to benefit from our therapies.
●	Maximize opportunity of commercial success for our pipeline programs by focusing on tumor-agnostic clinical trials. Through our MANTRA-2 open-label basket trial for milademetan, we are employing a tumor-agnostic development approach to the essential biological pathways and molecular machinery of cancer. This strategy leverages existing comprehensive next generation tumor sequencing in cancer patients and we believe will allow for rapid patient enrollment and subsequent collection of data and, as a result, the potential acceleration of clinical trial timelines.

We believe our continued focus on this approach will maximize our total addressable patient population and the overall commercial opportunities for our pipeline programs.
●	Leverage our business development expertise to expand our pipeline of precision oncology candidates by identifying genetically or biologically defined subsets across solid tumors and hematologic malignancies in patients with limited treatment options. Our team has a diversity of backgrounds from academia and drug research and development to biopharma industry experience. Our expansive networks in the biopharma landscape coupled with our analytical approach to business development allows us to screen and identify drug candidates and programs with potentially significant commercial opportunities. We are exploring pipeline programs in the following three categories: (1) small molecule programs focusing on novel oncogenic drivers, and with mechanisms of action that are distinct from existing and upcoming therapeutics; (2) programs that improve upon existing therapies with validated oncology targets and clinical efficacy, but which lack clinical utility due to a narrow therapeutic window; and (3) programs targeting emerging classes and/or biological targets of precision oncology, such as synthetic lethality.
●	Pursue global clinical and regulatory strategies enabling us to commercialize pipeline programs worldwide. We will pursue a global regulatory approach and take into consideration the differing requirements and criteria of the Food and Drug Administration (FDA), European Medicines Agency (EMA) and other regulatory agencies as our pipeline programs progress in their respective clinical trials. We plan to retain significant economic and commercial rights to our portfolio in the United States and certain other regions. We will evaluate partnership opportunities in regions in which we are unlikely to pursue commercialization on our own.
●	Pursue collaborations with leading academic clinical investigators to evaluate new therapeutic indications and combinations of pipeline programs. In addition to building a pipeline of therapies through internal research and business development efforts, we expect to continue to partner with academic and research institutions to expand the scope of our data.

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

We seek to build a pipeline of precision oncology therapeutics for genetically-defined patients by discovering or licensing programs in three categories:

●	programs focusing on novel oncogenic drivers and small molecules with mechanisms of action that are distinct from existing and upcoming therapeutics;
●	programs that improve upon existing therapies with validated oncology targets and clinical efficacy, but which lack clinical utility due to a narrow therapeutic window; and
●	programs targeting emerging classes and/or biological targets of precision oncology, such as synthetic lethality.

Programs that capitalize on rational tumor targets are required to exhibit appropriate selectivity with a high degree of target engagement. We view the three key pillars of any successful program as:

●	targeting a tumor with unambiguous oncogenic addiction;
●	achieving sufficient exposure of therapeutics in plasma and the tumor; and
●	strong target engagement during the dosing window.

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

In contrast to normal cells, in tumor cells, the two primary mechanisms by which p53 can be inactivated in tumor cells are mutations in p53 and activation or overexpression of MDM2. Approximately half of all tumors are characterized by mutations of the p53 gene. The remaining cancer patients have a p53 gene that is not mutated, and is otherwise known as WT p53, but can be functionally suppressed through the activation or overexpression of MDM2. We have identified MDM2 dependence in several solid tumors. This dependence is caused by overexpression of MDM2 through gene amplification or other mechanisms, loss of a negative regulator of MDM2 or other causes. Overexpression of MDM2 promotes the degradation of p53 and also eliminates p53’s ability to activate transcription. Milademetan, by binding MDM2 at the p53 interaction site, prevents the formation of the MDM2-p53 complex, allowing p53 reactivation and subsequent transcription of genes that trigger cancer cell cycle arrest (e.g., p21) or apoptosis (e.g., PUMA) and can be readily measured by increases in the pharmacodynamic marker MIC-1 (GDF15) in the blood.

Phase 1 Clinical Data

Milademetan has been evaluated by Daiichi Sankyo in various solid tumors, including DDLPS, in a Phase 1 trial (U101) for initial assessment of safety, tolerability and preliminary efficacy. The largest population enrolled in the trial were DDLPS patients (approximately 50% of the total patients enrolled). DDLPS tumors have nearly universal MDM2 gene amplification and WT p53, and hence are nearly universally MDM2-dependent. Therefore, we believe these LPS patients represent an appropriate population for MDM2 inhibition therapy. In October 2020, Daiichi Sankyo reported comprehensive results from this Phase 1 trial covering 107 patients. Milademetan has demonstrated meaningful antitumor activity in an MDM2-amplified subtype of LPS and other solid tumors in a Phase 1 clinical trial, validating a rationally-designed dosing schedule to potentially mitigate safety concerns and widen the therapeutic window of MDM2 inhibition.

Clinical Observations to Support Pursuing Milademetan as a Treatment in LPS Patients

Historically, LPS treatment rarely produces tumor responses, regardless of therapy and line of treatment. As a result, efficacy in LPS has been assessed with an endpoint of PFS, and we are using PFS as the primary endpoint in our MANTRA Phase 3 LPS trial. Notwithstanding, tumor responses to milademetan were observed in the Phase 1 trial. Of the 53 patients with DDLPS who received one or more doses of milademetan, two (3.8%) achieved partial response and 34 (64.2%) achieved stable disease.

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

In July 2021, we provided an update on patients who received milademetan monotherapy from the concluded Phase 1 dose escalation and expansion study. As of July 1, 2021, three DDLPS patients received therapy with milademetan monotherapy for greater than 51 months. Two of these patients received therapy with durations of 51 and 57 months without disease progression, and an additional patient received therapy for greater than 59 months before discontinuation in the second quarter of 2021. We believe this highlights the potential for milademetan to have a favorable long-term tolerability and safety profile.

Based on the Phase 1 data, we initiated a pivotal Phase 3 trial in DDLPS patients (MANTRA) in July 2021.

Clinical Observations in Non-LPS Patients to Support Pursuing Milademetan as a Tumor-agnostic Treatment for Patients with MDM2-amplified Tumors

In contrast to LPS patients who rarely have tumor responses to treatment, certain non-LPS patients enrolled in the Phase 1 trial exhibited tumor responses when treated with milademetan. Of the ten non-LPS patients receiving milademetan in Schedule D of the completed Phase 1 clinical trial, three patients were characterized for MDM2 gene amplification. Patients characterized for MDM2 gene amplification included patients with breast cancer, synovial sarcoma and small cell lung cancer (SCLC). The first patient exhibited a confirmed tumor volume reduction. The latter two patients exhibited partial responses, one of which was a confirmed partial response.

Based on the available data from patients with non-LPS MDM2-amplified tumors, we initiated a Phase 2 tumor agnostic basket clinical trial (MANTRA-2) in November 2021.

Clinical Development Plan

Phase 3 Trial in DDLPS Patients (MANTRA)

In July 2021, we initiated a randomized, multicenter, open-label, Phase 3 registrational trial (MANTRA) for patients with unresectable or metastatic DDLPS component that has progressed on one or more prior systemic therapies, including at least one anthracycline-based therapy. This trial is an open label, 1:1 randomized trial comparing milademetan to trabectedin, an SOC therapeutic, in approximately 160 DDLPS patients with at least one prior anthracycline-based therapy. The dosing schedule for the Phase 3 trial will be identical to the Schedule D dose of 260 mg (qd 3/14x2) employed in the Phase 1 trial. The primary objective of the trial is to compare PFS evaluated by Response Evaluation Criteria in Solid Tumors (RECIST) criteria in blinded independent review between the milademetan treatment arm and the trabectedin control arm. Secondary endpoints include overall survival, PFS by investigator assessment, objective response rate, duration of response, disease control rate, safety and patient reported outcomes. Our commencement of a Phase 3 trial following the Phase 1 trial referenced above is based on the data observed in the Phase 1 trial and FDA feedback with respect to our development plan.

The PFS assumptions for statistical powering are based on a PFS assumption for the control arm of 3.0 months and 6.0 months for milademetan. The doubling of PFS corresponds to a hazard ratio of 0.5.

In August 2022, we announced the completion of enrollment into our MANTRA Phase 3 trial of milademetan, and we expect to report topline data from our MANTRA trial in the second quarter of 2023. Subject to supportive clinical data, we anticipate filing regulatory applications in the United States and Europe thereafter.

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

We are enrolling patients that have received and progressed on standard of care (SOC) therapy and will be unlikely to tolerate or derive clinically meaningful benefit from SOC therapy. Patients with MDM2 amplification will be selected using local tumor testing, such as a commercially-available NGS-based diagnostic assay. Milademetan will be administered in doses of 260 mg using the Schedule D dosing schedule from the Phase 1 trial (qd 3/14x2). The primary endpoint of this trial will be ORR by RECIST, with secondary endpoints of PFS, Duration of Response (DOR), OS and growth-modulation index (GMI). We believe the basket trial is supported by data in the Phase 1 clinical trial, in which non-LPS patients with MDM2-amplified tumors exhibited tumor volume reductions and confirmed partial responses under RECIST criteria.

In November 2022, we announced preliminary data in our MANTRA-2 trial. As of the latest data cutoff on October 26, 2022, 17 patients had been enrolled, 15 of whom had been dosed with milademetan. There were 10 efficacy-evaluable patients with CN greater than or equal to 8 by central testing. We observed two unconfirmed partial responses with tumor regression of 34% and 30% (pancreatic and lung cancer, respectively). Two patients exhibited promising activity with tumor regression of 29% and 27% (biliary tract and breast cancer, respectively). In addition, we observed anti-tumor effect of milademetan in heavily pretreated, refractory patients, with a median of four prior therapies. The safety profile as of the data cutoff was preliminarily consistent with our prior Phase 1 trial of milademetan.

Phase 2 Trial for Milademetan in Merkel Cell Carcinoma (MANTRA-3)

We are deprioritizing the Phase 2 MANTRA-3 trial in Merkel cell carcinoma as an area of focus due to our continued effort to rationalize use of capital in the current market environment.

Phase 1/2 Trial for Milademetan in Combination with Atezolizumab in Patients with CDKN2A Loss and Wildtype p53 advanced solid tumors (MANTRA-4)

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

An initial Phase 1/2 basket trial is planned to evaluate the safety, tolerability and efficacy of milademetan in combination with atezolizumab in patients with loss of CDKN2A and wildtype p53 advanced solid tumors who have previously progressed on ICI. We anticipate the start of the Phase 1/2 basket trial in mid-2023. Subsequent Phase 2 clinical trials evaluating the combination of milademetan and atezolizumab may span various additional tumor types.

Preclinical RAD52 Program

In February 2023, we decided to discontinue further development of our preclinical program focused on targeting RAD52 in the DNA damage repair pathway.

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

In accordance with the terms of the Daiichi Sankyo License Agreement, we paid Daiichi Sankyo an initial upfront payment of $5.0 million in September 2020. We are required to make aggregate future milestone payments of up to $223.5 million, contingent on the attainment of certain development, regulatory and sales milestones. On July 20, 2021, we announced that the first patient has been randomized in the multicenter, open-label, Phase 3 registrational trial (MANTRA) evaluating milademetan for the treatment of de-differentiated liposarcoma. Accordingly, pursuant to the Daiichi Sankyo License Agreement, we recorded $5.5 million in milestone fees as research and development expense in the consolidated statement of operations and comprehensive loss during the year ended December 31, 2021. Of the $5.5 million milestone fees, $2.5 million was paid in the third quarter of 2021 and $3.0 million was accrued as part of accrued research and development in the consolidated balance sheet as of December 31, 2021. On June 29, 2022, we entered into an amendment to the Daiichi Sankyo License Agreement with Daiichi Sankyo. The amendment reduced the $3.0 million milestone fee liability associated with previously achieved milestone to

$2.0 million and accordingly reduced research and development expense on the consolidated statements of operations and comprehensive loss by $1.0 million for the year ended December 31, 2022. The amendment also extended the due date of the milestone fee payment to June 30, 2023. During the year ended December 31, 2022, we incurred no milestone research and development expense under the Daiichi Sankyo License Agreement.

On March 3, 2022, we entered into a Memorandum of Understanding with Daiichi Sankyo (the “Memorandum of Understanding”), which provides that Daiichi Sankyo will terminate its U105 study, and we will reimburse a total of $2.0 million to Daiichi Sankyo for expenses related to such study in four installments of $0.5 million each until December 31, 2022. As of December 31, 2022, we paid total installments of $1.5 million and the remaining $0.5 million installment as of December 31, 2022 has been paid in full in the first quarter of 2023. Under the Daiichi Sankyo License Agreement, we made other clinical trials payments of $0.1 million and $0.2 million for the years ended December 31, 2022 and 2021, respectively.

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

Drexel License Agreement and Sponsored Research Agreement

On July 30, 2020, we entered into an intellectual property license agreement (the “Drexel License Agreement”) with Drexel University (“Drexel”). Pursuant to the Drexel License Agreement, Drexel granted to us a license under Drexel’s patent rights relating to RAD52 inhibitors for the treatment of cancer. We made payments of $53,118 and $34,387 under the Drexel License Agreement for the years ended December 31, 2022 and 2021, respectively.

In February 2023, we decided to discontinue further development of our preclinical program focused on targeting RAD52 in the DNA damage repair pathway, and we notified Drexel of the termination of the Drexel License Agreement pursuant to its terms to focus use of financial and personnel resources on the milademetan clinical program.

Roche Clinical Supply Agreement

In December 2021, we entered into a clinical supply agreement with Roche for the supply of the anti-Programmed Death Ligand-1 (PD-L1) monoclonal antibody, atezolizumab. Clinical trials are planned to evaluate milademetan, in combination with atezolizumab for the treatment of patients in genetically selected populations. Under this agreement, we are the sponsor of the anticipated clinical trials, and Roche will supply atezolizumab. We do not have any financial commitments to Roche under this agreement.

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

We generally file patent applications directed to our key programs in an effort to secure our intellectual property positions vis-a-vis these programs. As of December 31, 2022, we owned or in-licensed eighteen U.S. patents, five pending U.S. patent applications, one hundred and twenty foreign patents, two allowed foreign patent applications, five U.S. pending non-provisional patent applications, and thirty-four foreign pending patent applications.

The intellectual property portfolio for our most advanced programs as of December 31, 2022, is summarized below. Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the U.S. Patent and Trademark Office and foreign patent offices may be significantly narrowed before issuance, if issued at all. We expect this may be the case with respect to some of our pending patent applications referred to below.

Milademetan

With regard to milademetan, as of December 31, 2022, our patent portfolio contained fourteen issued U.S. patents, three pending U.S. non-provisional patent applications, over one hundred issued and allowed foreign patents, and twenty pending foreign patent applications, all exclusively licensed from Daiichi Sankyo. One patent family in the milademetan portfolio is directed to the composition of matter of milademetan where we have issued patents in various jurisdictions including the United States, Japan, thirty-seven countries in Europe, Australia, Canada, China, Colombia, Indonesia, India, Israel, Korea, Malaysia, Mexico, New Zealand, Philippines, Russia, South Africa, Taiwan, Singapore, and Vietnam and pending patent applications in various jurisdictions including the United States, Brazil, Egypt, and Thailand, all of which are expected to expire in March 2032, excluding potential patent term adjustments or patent term extensions, where applicable. Another patent family supporting milademetan pertains to crystal-forms of milademetan. Under this patent family, we have eight issued U.S. patents and fifteen issued foreign patents in various jurisdictions including Japan, certain countries in Europe, Canada, China, Brazil, Hong Kong, Korea, Russia and Taiwan, and pending patent applications in Brazil and India, all of which are expected to expire in 2033, excluding potential patent term adjustments or patent term extensions, where applicable.

Furthermore, we exclusively licensed from Daiichi Sankyo three patent families directed to combination therapies with milademetan, methods of synthesis of milademetan, and dosing regimens of Milademetan within these three patent families, we have four issued U.S. patents, two pending U.S. patent applications, twenty-one issued foreign patents and sixteen pending foreign patent applications, including in Japan, Europe, Canada, China, Hong Kong, Korea, India, Brazil and Taiwan, all of which are expected to expire between September 2034 and October 2037, excluding potential patent term adjustments or patent term extensions, where applicable. These combination therapy, method of synthesis, and method of use (dosing regimen) patents and patent applications will not present barriers to our competitors with respect to any unclaimed therapies or methods of synthesis or use involving milademetan.

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

In the United States, the term of a patent covering an FDA-approved drug may, in certain cases, be eligible for a patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (Hatch-Waxman Act) as compensation for the loss of patent term during the FDA regulatory review process. The period of extension may be up to five years but cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent applicable to an approved drug is eligible for extension and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar provisions are available in Europe and in certain other jurisdictions to extend the term of a patent that covers an approved drug. It is possible that issued U.S. patents covering milademetan or our preclinical programs, if issued, and products from our intellectual property may or will be entitled to patent term extensions. If our drug candidates receive FDA approval, we intend to apply for patent term extensions, if available, to extend the term of patents that cover the approved use or the drug candidates. We also intend to seek patent term extensions in any jurisdictions where they are available; however, there is no guarantee that the applicable authorities, including the FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.

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

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

●	Phase 1: The product candidate is initially introduced into healthy human subjects or patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness.
●	Phase 2: The product candidate is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.
●	Phase 3: The product candidate is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product, and to provide adequate information for the labeling of the product.

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

The scope of the Orphan Drug Act and implementing regulations could be subject to future litigation, which may impact the orphan drug process for future therapeutics. In January 2023, the FDA published notice that it intends to follow its longstanding practice in assessing orphan drug candidates, rather than a federal appellate court’s interpretation of the Orphan Drug Act. The appellate court’s decision broadened the scope of orphan drug exclusivity to the entire disease or condition for which a therapeutic receives orphan drug designation, even if the drug is only approved for certain uses within that disease or condition. By contrast, the FDA’s traditional interpretation is that exclusivity is specific to the orphan indication for which the drug was actually approved. As a result, the scope of exclusivity has been narrow and protected only against competition from the same “use or indication” rather than the broader “disease or condition.” Future litigation could challenge FDA’s interpretation of the law.

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

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events or problems with manufacturing processes of unanticipated severity or frequency, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
●	fines, warning letters or holds on post-approval clinical trials;
●	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals;

●	clinical holds on ongoing or planned clinical trials;
●	product seizure or detention, or refusal to permit the import or export of products; or
●	consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs
●	mandated modification of promotional materials and labeling and the issuance of corrective information;
●	injunctions or the imposition of civil or criminal penalties.

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

FDA Approval and Regulation of Companion Diagnostics

If safe and effective use of a drug candidate depends on an in vitro diagnostic, then the FDA generally will require approval or clearance of that diagnostic, known as a companion diagnostic, at the same time that the FDA approves the therapeutic product. In prior final guidance, FDA clarified the requirements that will apply to approval of therapeutic products and in vitro companion diagnostics. If FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, FDA generally will not approve the drug or new indication if the companion diagnostic device is not approved or cleared for that indication. Approval or clearance of the companion diagnostic device will ensure that the device has been adequately evaluated and has adequate performance characteristics in the intended population. The review of in vitro companion diagnostics in conjunction with the review of our product candidates will, therefore, likely involve coordination of review by the FDA’s Center for Drug Evaluation and Research and the FDA’s Center for Devices and Radiological Health Office of In Vitro Diagnostics and Radiological Health.

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

Since January 1, 2021, the EU laws which have been transposed into UK law through secondary legislation continue to be applicable in the UK as “retained EU law.” As there is no general power to amend these regulations, the UK government has enacted the Medicines and Medical Devices Act 2021. The purpose of the act is to enable the existing regulatory frameworks in relation to human medicines, clinical trials of human medicines, veterinary medicines and medical devices to be updated. The powers under the act may only be exercised in relation to specified matters and must safeguard public health.

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

Drug Development Process

Clinical trials are studies intended to discover or verify the effects of one or more investigational medicines. The regulation of clinical trials aims to ensure that the rights, safety and well-being of trial participants are protected and the results of clinical trials are credible. Regardless of where they are conducted, all clinical trials included in applications for marketing authorization for human medicines in the EU and Iceland, Norway, and Liechtenstein (together, the European Economic Area or EEA) must have been carried out in accordance with EU regulations. This means that clinical trials conducted in the EU / EEA have to comply with EU clinical trial legislation but also that clinical trials conducted outside the EU / EEA have to comply with ethical principles equivalent to those set out in the EEA, including adhering to international good clinical practice and the Declaration of Helsinki. The conduct of clinical trials in the EU is governed by the EU Clinical Trials Regulation (EU) No. 536/2014 (CTR) which entered into force on January 31, 2022. The CTR replaced the Clinical Trials Directive 2001/20/EC (Clinical Trials Directive) and introduced a complete overhaul of the existing regulation of clinical trials for medicinal products in the EU.

Under the former regime, which will expire after a transition period of one or three years, respectively, as outlined below in more detail, before a clinical trial can be initiated it must be approved in each EU Member State in which the clinical trial is to be conducted. The approval must be obtained from two separate entities: the National Competent Authority (NCA) and one or more Ethics Committees. The NCA of the EU Member States in which the clinical trial will be conducted must authorize the conduct of the trial, and the independent Ethics Committee must grant a positive opinion in relation to the conduct of the clinical trial in the relevant EU Member State before the commencement of the trial. Any substantial changes to the trial protocol or other information submitted with the clinical trial applications must be submitted to or approved by the relevant NCA and Ethics Committees. Under the current regime all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial must be reported to the NCA and to the Ethics Committees of the EU Member State where they occur.

A more unified procedure applies under the new CTR. A sponsor is able to submit a single application for approval of a clinical trial through a centralized EU clinical trials portal. One national regulatory authority (the reporting EU Member State proposed by the applicant) takes the lead in validating and evaluating the application consult and coordinate with the other concerned Member States. If an application is rejected, it may be amended and resubmitted through the EU clinical trials portal. If an approval is issued, the sponsor may start the clinical trial in all concerned Member States. However, a concerned EU Member State may in limited circumstances declare an “opt-out” from an approval and prevent the clinical trial from being conducted in such Member State. The CTR also aims to streamline and simplify the rules on safety reporting, and introduces enhanced transparency requirements such as mandatory submission of a summary of the clinical trial results to the EU Database. The “go live” of these systems and, accordingly, the coming into force of the regulation, took place on January 31, 2022. The CTR foresees a three-year transition period. Member States will work in CTIS immediately after the system has gone live. Since 31 January 2023, submission of initial clinical trial applications via CTIS are mandatory, and by 31 January 2025, all ongoing trials approved under the former Clinical Trials Directive will need to comply with the CTR and have to be transitioned to CTIS.

Under both the former regime and the new CTR, national laws, regulations, and the applicable Good Clinical Practice (GCP) and Good Laboratory Practice standards must also be respected during the conduct of the trials, including the International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use (ICH) guidelines on Good Clinical Practice and the ethical principles that have their origin in the Declaration of Helsinki.

During the development of a medicinal product, the European Medicines Agency (EMA) and national regulators within the EU provide the opportunity for dialogue and guidance on the development program. At the EMA level, this is usually done in the form of scientific advice, which is given by the Committee for Medicinal Products for Human Use (CHMP) on the recommendation of the Scientific Advice Working Party (SAWP). A fee is incurred with each scientific advice procedure, but is significantly reduced for designated orphan medicines. Advice from the EMA is typically provided based on questions concerning, for example, quality (chemistry, manufacturing and controls testing), nonclinical testing and clinical studies, and pharmacovigilance plans and risk-management programs. Advice is not legally binding with regard to any future Marketing Authorization Application (MAA) of the product concerned.

Marketing Authorization Procedures

In the EU and EEA, pharmaceutical products may only be placed on the market after obtaining a Marketing Authorization (MA).

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

New Chemical Entities (NCE) approved in the EU qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity.

An additional non-cumulative one-year period of market exclusivity is possible if during the data exclusivity period (the first eight years of the 10-year market exclusivity period), the MA holder obtains an authorization for one or more new therapeutic indications that are deemed to bring a significant clinical benefit compared to existing therapies.

The data exclusivity period begins on the date of the product’s first MA in the EU. After eight years, a generic product application may be submitted and generic companies may rely on the MA holder’s data. However, a generic product cannot launch until two years later (or a total of 10 years after the first MA in the EU of the innovator product), or three years later (or a total of 11 years after the first MA in the EU of the innovator product) if the MA holder obtains MA for a new indication with significant clinical benefit within the eight-year data exclusivity period. Additionally, another noncumulative one-year period of data exclusivity can be added to the eight years of data exclusivity where an application is made for a new indication for a well-established substance, provided that significant pre-clinical or clinical studies were carried out in relation to the new indication. Another year of data exclusivity may be added to the eight years, where a change of classification of a pharmaceutical product has been authorized on the basis of significant pre-trial tests or clinical trials (when examining an application by another applicant for or holder of market authorization for a change of classification of the same substance the competent authority will not refer to the results of those tests or trials for one year after the initial chance was authorized).

Products may not be granted data exclusivity since there is no guarantee that a product will be considered by the European Union’s regulatory authorities to include a NCE. Even if a compound is considered to be a NCE and the MA applicant is able to gain the prescribed period of data exclusivity, another company nevertheless could also market another version of the medicinal product if such company can complete a full MAA with their own complete database of pharmaceutical tests, preclinical studies and clinical trials and obtain MA of its product.

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

During this ten-year period, with a limited number of exceptions, the regulatory authorities of the EU Member States and the EMA may not accept applications for marketing authorization, accept an application to extend an existing marketing authorization or grant marketing authorization for other similar medicinal products for the same therapeutic indication. A similar medicinal product is defined as a medicinal product containing a similar active substance or substances as contained in a currently authorized orphan medicinal product, and which is intended for the same therapeutic indication. An orphan medicinal product can also obtain an additional two years of market exclusivity for an orphan-designated condition when the results of specific studies are reflected in the Summary of Product Characteristics (SmPC), addressing the pediatric population and completed in accordance with a fully compliant Pediatric Investigation Plan (PIP). No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications.

The 10-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer fulfils the criteria for an Orphan Drug Designation, i.e. the condition prevalence or financial returns criteria under Article 3 of Regulation (EC) No. 141/2000 on orphan medicinal products. When the period of orphan market exclusivity for an indication ends, the orphan drug designation for that indication expires as well. Orphan exclusivity runs in parallel with normal rules on data exclusivity and market protection. Additionally, a marketing authorization may be granted to a similar medicinal product (orphan or not) for the same or overlapping indication subject to certain requirements.

Pediatric Development

In the EU, companies developing a new medicinal product are obligated to study their product in children and must therefore submit a Pediatric Investigation Plan (PIP) together with a request for agreement to the EMA. The EMA issues a decision on the PIP based on an opinion of the EMA’s Pediatric Committee (PDCO). Companies must conduct pediatric clinical trials in accordance with the PIP approved by the EMA, unless a deferral (e.g. until enough information to demonstrate its effectiveness and safety in adults is available) or waiver (e.g. because the relevant disease or condition occurs only in adults) has been granted by the EMA. The MAA for the medicinal product must include the results of all pediatric clinical trials performed and details of all information collected in compliance with the approved PIP, unless a waiver or a deferral has been granted, in which case the pediatric clinical trials may be completed at a later date. Medicinal products that are granted a marketing authorization (MA) on the basis of the pediatric clinical trials conducted in accordance with the approved PIP are eligible for a six month extension of the protection under a supplementary protection certificate (if any is in effect at the time of approval) or, in the case of orphan medicinal products, a two year extension of the orphan market exclusivity is granted. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the approved PIP are developed and submitted. An approved PIP is also required when a marketing authorization holder wants to add a new indication, medicinal form or route of administration for a medicine that is already authorized and covered by intellectual property rights.

Approval and Regulation of Companion Diagnostics

In Europe, in vitro diagnostic medical devices are currently regulated by Regulation (EU) 2017/746 on In-Vitro Diagnostic Devices (IVDR) which replaced Directive 98/79/EC as of 26 May 2022, following a staggered transition period until May 2028, depending on the respective product. It regulates the placing on the market, putting into service, the CE-marking, the essential requirements, the conformity assessment procedures, the registration obligations for manufactures and devices as well as the vigilance procedure. In vitro diagnostic medical devices must comply with the requirements provided for in the IVDR, and with further requirements implemented at national level (as the case may be). During the transition period, manufacturers can opt to place in-vitro diagnostic devices on the market under Directive 98/79/EC or under the new Regulation if they fully comply with it.

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

The regulation of companion diagnostics is subject to further requirements as of the entry into force of the IVDR which introduced a new classification system for companion diagnostics which are now specifically defined as diagnostic tests that support the safe and effective use of a specific medicinal product, by identifying patients that are suitable or unsuitable for treatment. Companion diagnostics have to undergo a conformity assessment by a notified body. Before it can issue a CE certificate, the notified body must seek a scientific opinion from the EMA on the suitability of the companion diagnostic to the medicinal product concerned if the medicinal product falls exclusively within the scope of the centralized procedure for the authorization of medicines, or the medicinal product is already authorized through the centralized procedure, or a marketing authorization application for the medicinal product has been submitted through the centralized procedure. For other substances, the notified body can seek the opinion from a NCA or the EMA.

Post-approval Regulation

Similar to the United States, both marketing authorization holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the EC and/or the competent regulatory authorities of the EU Member States. This oversight applies both before and after grant of manufacturing licenses and marketing authorizations. It includes control of compliance with EU good manufacturing practices rules, manufacturing authorizations, pharmacovigilance rules and requirements governing advertising, promotion, sale, and distribution, recordkeeping, importing and exporting of medicinal products.

The holder of an EU marketing authorization for a pharmaceutical product must also comply with EU pharmacovigilance legislation and its related regulations and guidelines, which entail many requirements for conducting pharmacovigilance, or the assessment and monitoring of the safety of pharmaceutical products.

Failure by us or by any of our third-party partners, including suppliers, manufacturers and distributors to comply with EU laws and the related national laws of individual EU Member States governing the conduct of clinical trials, manufacturing approval, marketing authorization of medicinal products and marketing of such products, both before and after grant of marketing authorization, manufacturing of pharmaceutical products, statutory health insurance, bribery and anti-corruption or other applicable regulatory requirements may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials or to grant marketing authorization, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the marketing authorization, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.

Advertising and Promotion

In the EU, the advertising and promotion of our products is also subject to EU laws concerning promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. In addition, other national legislation of individual EU Member States may apply to the advertising and promotion of medicinal products and may differ from one country to another. These laws require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics (SmPC) as approved by the competent regulatory authorities. The SmPC is the document that provides information to physicians concerning the safe and effective use of the medicinal product. It forms an intrinsic and integral part of the marketing authorization granted for the medicinal product. Promotion of a medicinal product that does not comply with the SmPC is considered to constitute off-label promotion. All advertising and promotional activities for the product must be consistent with the approved SmPC and therefore all off-label promotion is prohibited. Direct-to-consumer advertising of prescription-only medicines is also prohibited in the EU. Violations of the rules governing the promotion of medicinal products in the European Union could be penalized by administrative measures, fines and imprisonment. These laws may further limit or restrict the advertising and promotion of our products to the general public and may also impose limitations on its promotional activities with healthcare professionals. For instance, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of pharmaceutical products is prohibited in the EU. Relationships with healthcare professionals and associations are subject to stringent anti-gift statutes and anti-bribery laws, the scope of which differs across the EU. In addition, payments made to physicians in certain EU Member States must be publicly disclosed. Moreover, agreements with physicians must often be the subject of prior notification and approval by the physician’s employer, his/her regulatory professional organization, and/or the authorities of the individual EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

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

Reference pricing used by various EU Member States and parallel distribution, or arbitrage between low-priced and high-priced Member States, can further reduce prices. In some countries, we may be required to conduct a clinical study or other studies that compare the cost-effectiveness of our product candidates, if any, to other available therapies in order to obtain or maintain reimbursement or pricing approval. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, pharmaceutical products launched in the European Union do not follow price structures of the United States and generally published and actual prices tend to be significantly lower. Publication of discounts by third party payers or authorities and public tenders may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries.

The so-called health technology assessment (HTA) of pharmaceutical products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including France, Germany, Ireland, Italy and Sweden. The HTA process, which is governed by the national laws of these countries, is the procedure according to which the assessment of the public health impact, therapeutic impact, and the economic and societal impact of use of a given pharmaceutical product in the national healthcare systems of the individual country is conducted. HTA generally focuses on the clinical efficacy and effectiveness, safety, cost, and cost-effectiveness of individual pharmaceutical products as well as their potential implications for the healthcare system. Those elements of pharmaceutical products are compared with other treatment options available on the market. The outcome of HTA regarding specific pharmaceutical products will often influence the pricing and reimbursement status granted to pharmaceutical products by the regulatory authorities of individual EU Member States. A negative HTA of one of our products by a leading and recognized HTA body could not only undermine our ability to obtain reimbursement for such product in the EU Member State in which such negative assessment was issued, but also in other EU Member States. For example, EU Member States that have not yet developed HTA mechanisms could rely to some extent on the HTA performed in other countries with a developed HTA framework, when adopting decisions concerning the pricing and reimbursement of a specific pharmaceutical product.

On January 31, 2018, the European Commission adopted a proposal for a regulation on health technology assessment. This legislative proposal is intended to boost EU level cooperation among EU Member States in assessing health technologies, including new pharmaceutical products, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas. The proposal provides that EU Member States will be able to use common HTA tools, methodologies and procedures across the European Union, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement. While EU Member States could choose to delay participation in the joint work until three years after the rules enter into force, it will become mandatory after six years. The European Commission has stated that the role of the HTA regulation is not to influence pricing and reimbursement decisions, but there can be no assurance that the HTA regulation will not affect such decisions. The HTA entered into force on January 11, 2022 and applies as of January 2025 followed by a further three-year transitional period during which EU Member States must fully adapt to the new system.

To obtain reimbursement or pricing approval in some countries, including the EU Member States, we may be required to conduct studies that compare the cost-effectiveness of our product candidates to other therapies that are considered the local standard of care (SOC). There can be no assurance that any country will allow favorable pricing, reimbursement and market access conditions for any of our products, or that we will be feasible to conduct additional cost-effectiveness studies, if required.

In certain of the EU Member States, pharmaceutical products that are designated as orphan pharmaceutical products may be exempted or waived from having to provide certain clinical, cost-effectiveness and other economic data in connection with their filings for pricing/reimbursement approval.

European Union Data Laws

The collection and use of personal health data and other personal data in the European Union is governed by the provisions of the European General Data Protection Regulation (EU) 2016/679 (GDPR), which came into force in May 2018, and related data protection laws in individual EU Member States.

The GDPR imposes a number of strict obligations and restrictions on the ability to process (processing includes collecting, analyzing and transferring) personal data of individuals, in particular with respect to health data from clinical trials and adverse event reporting. The GDPR includes requirements relating to the legal basis of the processing (such as consent of the individuals to whom the personal data relates), the information provided to the individuals prior to processing their personal data, the notification obligations to the national data protection authorities, and the security and confidentiality of the personal data. EU Member States may also impose additional requirements in relation to health, genetic and biometric data through their national legislation.

In addition, the GDPR imposes specific restrictions on the transfer of personal data to countries outside of the European Union /EEA that are not considered by the European Commission to provide an adequate level of data protection (including the United States). Appropriate safeguards are required to enable such transfers. Among the appropriate safeguards that can be used, the data exporter may use the standard contractual clauses (SCCs), issued by the European Commission. In this respect, recent legal developments in Europe have created complexity and compliance uncertainty regarding certain transfers of personal data from the EU/EEA. For example, following the Schrems II decision of the Court of Justice of the European Union on July 16, 2020, in which the Court invalidated the Privacy Shield under which personal data could be transferred from the EU/EEA to United States entities who had self-certified under the Privacy Shield scheme, there is uncertainty as to the general permissibility of international data transfers under the GDPR. The Court did not invalidate the then-current SCCs, but ruled that data exporters relying on these SCCs are required to verify, on a case-by-case basis, if the law of the third country ensures an adequate level of data protection that is essentially equivalent to that guaranteed in the EU/EEA. In light of the implications of this decision, we may face difficulties regarding the transfer of personal data from the European Union/EEA to third countries. In 2021 the EU Commission issued a new set of SCCs. Since December 27, 2022, only the incorporation of the new set of SCCs ensures that the transfer is subject to appropriate safeguards. When relying on SCCs, the data exporters are also required to conduct a transfer risk assessment to verify if anything in the law and/or practices of the third country may impinge on the effectiveness of the SCCs in the context of the transfer at stake and, if so, to identify and adopt supplementary measures that are necessary to bring the level of protection of the data transferred to the EU standard of essential equivalence. Where no supplementary measure is suitable, the data exporter should avoid, suspend or terminate the transfer. On June 18, 2021, the European Data Protection Board adopted recommendations to assist data exporters with such assessment and their duty to identify and implement supplementary measures where they are needed to ensure compliance with the EU level of protection to the personal data they transfer to third countries. On March 25, 2022, the EC and the United States announced that they have agreed in principle on a new Trans-Atlantic Data Privacy Framework. Following this statement, President Biden signed an Executive Order on ‘Enhancing Safeguards for United States Signals Intelligence Activities’ on October 7, 2022. Along with the regulations issued by the Attorney General, the Executive Order implements into U.S. law the agreement in principle announced in March 2022. On that basis, the EC prepared a draft adequacy decision and launched its adoption procedure. While this new EU-US privacy framework is expected to enter into force in 2023, there is still some uncertainty around the new framework.

In the event of a personal data breach, the GDPR also requires us, as a controller, to notify the competent supervisory authorities and/or the affected data subjects. Such notification must be issued without undue delay, where feasible, not later than 72 hours after having become aware of the data breach. The notification obligation exists regardless of whether the processing is carried out on our or our vendors’ systems. The only exception where such notification may be omitted is if the personal data breach is unlikely to result in a risk to the rights and freedoms of natural persons. In addition to the disruptions to our business and impact to our reputation that any such breach of security could cause, we may be subject to regulatory fines, class actions, or other costly measures if there is a personal data breach on our or our vendors’ systems. Furthermore, under the GDPR, when we act as a processor, we must notify the relevant controller without undue delay after become aware of a personal data breach.

Failure to comply with the requirements of the GDPR and the related national data protection laws of the EU Member States may result in significant monetary fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater, other administrative penalties and a number of criminal offenses (punishable by uncapped fines) for organizations and, in certain cases, their directors and officers, as well as civil liability claims from individuals whose personal data was processed. Data protection authorities from the different EU Member States may still implement certain variations, enforce the GDPR and national data protection laws differently, and introduce additional national regulations and guidelines, which adds to the complexity of processing personal data in the European Union. Guidance developed at both EU level and at the national level in individual EU Member States concerning implementation and compliance practices are often updated or otherwise revised.

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

With regard to the transfer of data from the European Union to the United Kingdom on June 28, 2021, the European Commission adopted two adequacy decisions for the United Kingdom – one under the GDPR and the other for the Law Enforcement Directive. Personal data may now freely flow from the European Union to the United Kingdom since the United Kingdom is deemed to have an adequate data protection level. Additionally, following the UK’s withdrawal from the European Union and the EEA, companies also have to comply with the UK’s data protection laws (including the UK GDPR, which is based on the EU GDPR), the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. The adequacy decisions include a ‘sunset clause’ which entails that the decisions will automatically expire four years after their entry into force. Furthermore, transfers from the UK to other countries, including the EEA, are subject to specific transfer rules under the UK regime. These UK transfer rules broadly mirror the EU GDPR rules. On March 25, 2022, the international data transfer agreement, (IDTA), the international data transfer addendum to the EC’s standard contractual clauses for international data transfers (Addendum), and a document setting out transitional provisions came into force and replaced the old EU SCCs. However, the transitional provisions, adopted with the IDTA and the Addendum, allow the continued use, until March 21, 2024, of any EU SCCs, valid as at December 31, 2020, so long as the contract was entered into before September 21, 2022.

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

In particular, the Inflation Reduction Act of 2022 (IRA) contains provisions intended to lower beneficiary drug spending. Beginning in 2023, the IRA enables Medicare to negotiate prescription drug prices with manufacturers of certain high-cost drugs for the first time. A separate provision requires drug manufacturers to pay rebates to Medicare if their drug prices increase faster than the rate of inflation (the so-called inflation rebate provision). Additionally, effective in 2024, IRA will eliminate 5% coinsurance for catastrophic coverage under Medicare Part D; in 2025, the IRA will cap beneficiary annual out-of-pocket expenditure at $2,000. These efforts to reduce aggregate beneficiary spending are expected to shift some costs to drug manufacturers.

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

Healthcare Laws and Regulations

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with healthcare providers, physicians, third-party payors and customers are subject to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

●	the federal healthcare Anti-Kickback Statute prohibits, among other things, persons from soliciting, offering, receiving or providing any remuneration (in cash or in kind), directly or indirectly, to induce or reward either the referral of an individual for, or the purchase, lease, order or recommendation of, any item, facility or service for which payment may be made in whole or in part under a federal healthcare program such as Medicare and Medicaid;
●	the federal Foreign Corrupt Practices Act, or FCPA, prohibits, among other things, U.S. corporations and persons acting on their behalf from offering, promising, authorizing or making payments to any foreign government official (including certain healthcare professionals in many countries), political party, or political candidate in an attempt to obtain or retain business or otherwise seek preferential treatment abroad;
●	the federal False Claims Act, which may be enforced by the U.S. Department of Justice or private whistleblowers to bring civil actions (qui tam actions) on behalf of the federal government, imposes civil penalties, as well as liability for treble damages and for attorneys’ fees and costs, on individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent, making a false statement material to a false or fraudulent claim, or improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;
●	the Department of Health and Human Services’ Civil Monetary Penalties authorities, which imposes administrative sanctions for, among other things, presenting or causing to be presented false claims for government payment and providing remuneration to government health program beneficiaries to influence them to order or receive healthcare items or services;
●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for, among other conduct, executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes criminal and civil liability and penalties on those who violate requirements, including mandatory contractual terms, intended to safeguard the privacy, security, transmission and use of individually identifiable health information;
●	the federal false statements statute relating to healthcare matters prohibits falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;
●	the federal Physician Payment Sunshine Act requires manufacturers of drugs (among other products) to report to the Centers for Medicare and Medicaid Services within the U.S. Department of Health and Human Services, or HHS, information related to payments and other transfers of value to various healthcare professionals, including physicians, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, certified nurse-midwives, and teaching hospitals; as well as physician ownership and investment interests in the reporting manufacturers;
●	similar state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by nongovernmental third-party payors, including private insurers;
●	certain state laws require pharmaceutical companies to comply with voluntary compliance guidelines promulgated by a pharmaceutical industry association and relevant compliance guidance issues by HHS Office of Inspector General; bar drug manufacturers from offering or providing certain types of payments or gifts to physicians and other health care providers; and/or require disclosure of gifts or payments to physicians and other healthcare providers; and
●	Various state and foreign laws also govern the privacy and security of health information in some circumstances; many of these laws differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

With respect to our lead product candidate, milademetan, there are no approved drugs targeting MDM2. There are multiple companies testing MDM2 inhibitors and degraders in various stages of development and various indications, including, Kartos Therapeutics (navtemadlin), Ascentage Pharma (alrizomadlin), Boehringer Ingelheim (BI-907828), Kymera (KT-253), and others.

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

Employees and Human Capital Resources

As of December 31, 2022, we had 63 full-time employees, of whom 47 were engaged in research and development activities and 16 were engaged in general and administrative activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good. Recruiting and retaining experienced and qualified scientific personnel to perform research and development work now and in the future will be critical to our business success. We may not be able to attract and retain personnel on acceptable terms given the competition among pharmaceutical and biotechnology companies, academic and research institutions and government agencies for experienced scientists.

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

Inclusion

Diversity and inclusion are instrumental in driving innovation and delivering stronger business growth. Among our 63 full-time employees, 56% are women. Over 20 languages are spoken by our employees and they hail from many countries around the world.

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

Name Change

On December 30, 2022, we changed our name from Rain Therapeutics Inc. to Rain Oncology Inc. to better reflect our focus on addressing unmet needs for cancer patients through precision oncology.

Corporate Information

We were incorporated in the State of Delaware on April 6, 2017. Our corporate offices are located at 8000 Jarvis Avenue, Suite 204, Newark, California 94560 and our telephone number is (510) 953-5559. Our website address is www.rainoncology.com. Information contained on or accessible through our website is not a part of this Annual Report on Form 10-K, and the inclusion of our website address in this Annual Report on Form 10-K is an inactive textual reference only.

We file electronically with the SEC our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act). We make available on our website at www.rainoncology.com, under “Investors,” free of charge, copies of these reports as soon as reasonably practicable after filing or furnishing these reports with the SEC. The reports that we file or furnished to SEC can be obtained electronically by means of the SEC’s website at www.sec.gov.

Implications of Being an Emerging Growth Company and a Smaller Reporting Company

We are an emerging growth company, as defined in Section 2(a) of the Securities Act of 1933, as amended (the Securities Act), as modified by the Jumpstart Our Business Startups Act of 2012 (the JOBS Act), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including relief from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, less extensive disclosure obligations regarding executive compensation in our registration statements, periodic reports and proxy statements, exemptions from the requirements to hold a nonbinding advisory vote on executive compensation, and exemptions from stockholder approval of any golden parachute payments not previously approved. We may also elect to take advantage of other reduced reporting requirements in future filings. As a result, our stockholders may not have access to certain information that they may deem important and the information that we provide to our stockholders may be different than, and not comparable to, information presented by other public reporting companies. We could remain an emerging growth company until the earlier of (1) the last day of the year following the fifth anniversary of the completion of our initial public offering (IPO), (2) the last day of the year in which we have total annual gross revenue of at least $1.235 billion, (3) the last day of the year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year or (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

●	We have a limited operating history, and have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and likelihood of success and viability.
●	We have incurred significant losses since inception, and we expect to incur significant losses for the foreseeable future and may not be able to achieve or sustain profitability in the future. We have not generated any revenue from our product candidates and may never generate revenue or become profitable.
●	If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of development programs or future commercialization efforts.
●	Our future growth depends on our ability to identify and acquire or in-license products.
●	We are substantially dependent on the success of our lead product candidate, milademetan, and our anticipated clinical trials of milademetan may not be successful.
●	We may find it difficult to enroll patients in our clinical trials given the relatively small patient populations with the indications for which our product candidates are being developed.
●	The results of our preclinical testing and early clinical trials may not be predictive of the success of our later clinical trials, and the results of our clinical trials may not satisfy the requirements of the FDA or other comparable foreign regulatory authorities.

●	We face substantial competition, which may result in others discovering, developing, licensing or commercializing products before or more successfully than we do.
●	The regulatory approval processes of the FDA and other comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable.
●	We currently rely, and plan to rely in the future, on third parties to conduct and support our preclinical studies and clinical trials.
●	We currently rely and expect to rely in the future on the use of manufacturing suites in third-party facilities or on third parties to manufacture our product candidates, and we may rely on third parties to produce and process our products, if approved.
●	We may, in the future, form or seek collaborations or strategic alliances or enter into licensing arrangements, and we may not realize the benefits of such collaborations, alliances or licensing arrangements.
●	Our ability to protect our patents and other proprietary rights is uncertain, exposing us to the possible loss of competitive advantage.
●	We may be subject to patent infringement claims or may need to file claims to protect our intellectual property, which could result in substantial costs and liability and prevent us from commercializing our potential products.
●	We license patent rights from third-party owners and we rely on such owners to obtain, maintain and enforce the patents underlying such licenses.

Risks Related to Our Limited Operating History, Business, Financial Condition, Results of Operations and Need for Additional Capital

We have a limited operating history, and have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and likelihood of success and viability.

We are a clinical-stage company with limited operating history. Since our inception in 2017, we have incurred significant operating losses and have utilized substantially all of our resources to date in-licensing and developing our product candidates, organizing and staffing our company and providing other general and administrative support for our operations. We have no significant experience as a company in initiating, conducting or completing clinical trials, including global late-stage clinical trials. In particular, Daiichi Sankyo conducted the Phase 1 trial for our lead product candidate, RAIN-32, prior to our in-license of milademetan in September 2020. In part because of this lack of significant experience, we cannot be certain that our planned clinical trials will begin or be completed on time, if at all. In addition, we have not yet demonstrated an ability to obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history. Further, we may encounter unexpected expenses, challenges and complications from known and unknown factors.

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

We have incurred significant net losses in each period since we commenced operations in April 2017. Our net losses were $75.7 million and $51.4 million for the years ended December 31, 2022 and 2021, respectively. We expect to continue to incur significant losses for the foreseeable future. Our failure to become profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business and/or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

We will require substantial additional capital to finance our operations in the future. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of development programs or future commercialization efforts.

Developing biopharmaceutical products is a very long, time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek marketing approval for milademetan, and advance our other product candidates and future product candidates. Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities to launch any such product. Our expenses could increase beyond expectations if we are required by the FDA or other regulatory agencies to perform preclinical studies or clinical trials in addition to those that we currently anticipate or if our clinical trials take longer than expected to complete. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of funding that will be necessary to successfully complete the development and commercialization of any product candidate we develop. Our future capital requirements depend on many factors, including factors that are not within our control. We will also incur additional costs associated with operating as a public company. Accordingly, we will require substantial additional funding to continue our operations. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term marketable securities, will be sufficient to fund our operations for at least the next twelve months following the date of this Annual Report on Form 10-K. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.

We do not have any committed external sources of funds other than as a result of any sales that we may make pursuant to the Sales Agreement for our ATM Facility and adequate additional financing may not be available to us on acceptable terms, or at all. We may be required to seek additional funds sooner than planned through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Such financing may dilute our stockholders or the failure to obtain such financing may restrict our operating activities. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences and anti-dilution protections that adversely affect your rights as a stockholder. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through upfront payments or milestone payments pursuant to future collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. Our ability to raise additional capital may be adversely impacted by potential worsening global macroeconomic conditions and the disruptions to and volatility in the credit and financial markets in the United States and worldwide. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our research-stage programs, clinical trials or future commercialization efforts.

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

In September 2020, we entered into a worldwide, exclusive license agreement with Daiichi Sankyo relating to milademetan for all human prophylactic or therapeutic uses. Because we have in-licensed the rights to milademetan from Daiichi Sankyo, if there is any dispute between us and Daiichi Sankyo regarding our rights under the license agreement, our ability to develop and commercialize our product candidate may be adversely affected. Any uncured, material breach under the license agreement could result in our loss of exclusive rights to the product candidate and may lead to a complete termination of our product development efforts for such product candidate.

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

We are developing therapies for patients with genetically defined cancers with unmet needs. We apply a tumor-agnostic development approach to the essential biological pathways and molecular machinery of cancer. Our lead product candidate, milademetan, is a small molecule, oral inhibitor of MDM2, may be oncogenic in numerous cancers. Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular product candidates or indications may not lead to the development of any viable commercial product and may divert resources away from better opportunities with other product candidates or for other indications that later prove to have greater commercial potential or a greater likelihood of success. For example, we are deprioritizing the Phase 2 MANTRA-3 trial in Merkel cell carcinoma as an area of focus due to our continued effort to rationalize use of capital in the current market environment.

In addition, even if milademetan receives marketing approval, it may not achieve commercial success, including as a result of the gravity of the patients’ illnesses in our target market. The primary endpoint for the pivotal Phase 3 trial for milademetan that we commenced in DDLPS (MANTRA) is progression-free survival (PFS) evaluated by Response Evaluation Criteria in Solid Tumors. Even if the primary endpoint of such trial is met and milademetan demonstrates meaningful increases in PFS, there is no guarantee that such increases in PFS will lead to the market acceptance or commercial success of milademetan, if approved. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through future collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights. We may make incorrect determinations regarding the viability or market potential of any of our programs or product candidates or misread trends in our industry.

Risks Related to Product Development

We are substantially dependent on the success of our lead product candidate, milademetan, and our anticipated clinical trials of milademetan may not be successful.

Our future success is substantially dependent on our ability to timely obtain marketing approval for, and then successfully commercialize, milademetan, our lead product candidate. We are investing a majority of our efforts and financial resources into the research and development of milademetan. We announced the completion of enrollment into our MANTRA Phase 3 randomized, global, registrational trial of our lead product candidate, milademetan, an oral, small molecule inhibitor of the MDM2-p53 complex that reactivates p53 in August 2022. We anticipate topline data from our MANTRA Phase 3 trial in the second quarter of 2023. We announced preliminary data in the multicenter, single arm, open-label, Phase 2 basket trial evaluating milademetan, an MDM2 inhibitor, for the treatment of MDM2-amplified advanced solid tumors (our MANTRA-2 trial) in November 2022. We also expect to commence a Phase 1/2 MANTRA-4 clinical trial to evaluate the safety, tolerability and efficacy of milademetan in combination with atezolizumab in patients with loss of CDKN2A and wildtype p53 advanced solid tumors in mid-2023.

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

Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Our clinical trials may not be conducted as planned or completed on schedule, if at all, and a failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials. In particular, we initiated a pivotal Phase 3 trial for milademetan in DDLPS patients (MANTRA) in July 2021. Although data from DDLPS patients in our Phase 1 clinical trial demonstrated median PFS approximately three to four times greater than the current SOC, the efficacy of the SOC in prior preclinical studies does not mean that future clinical trials will yield the same results. Unexpectedly favorable results of the SOC in our MANTRA trial could lead to unfavorable comparisons to milademetan. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates.

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

Preliminary, “topline” or interim data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures.

From time to time, we may publicly disclose preliminary or topline data from our preclinical studies and clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data. We also make assumptions, estimations, calculations and conclusions as part of our analyses of these data without the opportunity to fully and carefully evaluate complete data. As a result, the preliminary or top-line results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated or subsequently made subject to audit and verification procedures. Any preliminary or top-line data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our preclinical studies and clinical trials. Interim data are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments. Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate and our company in general. In addition, the information we choose to publicly disclose regarding a particular preclinical study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. If the preliminary, top-line or interim data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

We plan to pursue the development of milademetan in combination with other approved therapeutics. If the FDA revokes approval of any such therapeutic, or if safety, efficacy, manufacturing, or supply issues arise with any therapeutic that we use in combination with milademetan in the future, we may be unable to further develop and/or market our product candidate or we may experience significant regulatory delays or supply shortages, and our business could be materially and adversely affected.

We plan to pursue the development of our product candidate in combination with other approved therapeutics. Specifically, we anticipate commencing a Phase 1/2 basket trial to evaluate milademetan in combination with atezolizumab (MANTRA-4). We have not developed or obtained regulatory approval for, nor will we manufacture or sell, atezolizumab or any other approved therapeutics. In addition, this combinations has not been previously tested and may, among other things, fail to demonstrate synergistic activity, may fail to achieve superior outcomes relative to the use of single agents or other combination therapies, may exacerbate adverse events associated with milademetan when used as monotherapy, or may fail to demonstrate sufficient safety or efficacy traits in clinical trials to enable us to complete those clinical trials or obtain marketing approval for the combination therapy.

If the FDA revokes its approval of any combination therapeutic, we would not be able to continue clinical development of or market any product candidate in combination with such revoked therapeutic. If safety or efficacy issues were to arise with any therapeutics that we seek to combine with, we could experience significant regulatory delays, and the FDA could require us to redesign or terminate the applicable clinical trials. In addition, we may need, for supply, data referencing, or other purposes, to collaborate or otherwise engage with the companies who market these approved therapeutics. If we are unable to do so on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate or indication, reduce or delay its development program, delay its potential commercialization or reduce the scope of any sales or marketing activities.

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

In particular, we are aware of molecules that are being explored for p53 upregulation and activation of mutant p53 in various stages of clinical development by Actavalon, Aprea Therapeutics, CDG Therapeutics,

Cotinga Pharmaceuticals, Innovation Pharmaceuticals, PMV Pharmaceuticals and Senhwa Biosciences, among others. We are also aware of selective small molecule inhibitors that are designed to target WT p53 containing tumors through the p53-MDM2 interaction, which are in various stages of clinical development by Ascentage Pharma, Boehringer Ingelheim, Kartos Therapeutics, Novartis, and Roche, including testing MDM2 inhibitors in combination with a variety of other anti-cancer agents.

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

The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses. For example, it is expected that many of the patients enrolled in our milademetan clinical trials will die or experience major clinical events either during the course of our clinical trials or after participating in such trials. Such outcomes may make it more difficult for us to identify a clinical benefit in our targeted patient populations, and could ultimately prevent us from obtaining regulatory approval for milademetan in such critically ill populations, including DDLPS. Additionally, such adverse events or deaths in clinical trials involving our product candidates, even if not ultimately attributable to our product or product candidates, could result in increased government regulation, unfavorable public perception and publicity, potential regulatory delays in the testing or licensing of our product candidates, stricter labeling requirements for those product candidates that are licensed and a decrease in demand for any such product candidates.

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

Our ability to successfully commercialize any products that we may develop also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. See the sections titled “Business—Government Regulation—Review and Approval of Drug Products in the European Union” “Business—Government Regulation—Review and Approval of Drug Products in the United States” and “Business—Government Regulation—U.S. Healthcare Reform” in this Annual Report on Form 10-K.

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

Heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. We expect that additional state and federal healthcare reform measures will be adopted in the future, particularly in light of the new presidential administration, any of which could limit the amounts that federal and state governments will pay for healthcare therapies, which could result in reduced demand for our product candidates or additional pricing pressures. Most recently, on August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (IRA), which, among other provisions, included several measures intended to lower the cost of prescription drugs and related healthcare reforms. We cannot be sure whether additional legislation or rulemaking related to the IRA will be issued or enacted, or what impact, if any, such changes will have on the profitability of any of our drug candidates, if approved for commercial use, in the future.

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

We are a party to certain licenses, including with our licensor Daiichi Sankyo, that provide us rights to intellectual property that are necessary or useful for our product candidate, milademetan, and its components, formulations, methods of manufacturing and methods of treatment. The license agreement requires us to satisfy certain obligations and, if these agreements are terminated (e.g., as a result of our failure to satisfy such obligations), our technology and our business could be adversely affected. We also expect to enter into additional licenses to third-party intellectual property in the future; however, we may not be able to obtain such licenses on economically feasible terms or other reasonable terms and conditions, or at all.

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

In addition, the stock market in general, and the market for biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. In particular, the trading prices for biotechnology companies have been highly volatile. In addition, broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would materially adversely affect our business, financial condition and results of operation.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant influence over matters subject to stockholder approval.

As of December 31, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned a significant portion of our outstanding voting common stock. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

We cannot predict what effect, if any, sales of our shares in the public market or the availability of shares for sale will have on the market price of our common stock. However, future sales of substantial amounts of our common stock in the public market, including shares sold through our ATM Facility or shares issued upon exercise of outstanding options, or the perception that such sales may occur, could adversely affect the market price of our common stock. We also expect that significant additional capital may be needed in the future to continue our planned operations. To raise capital, we may sell common stock, convertible securities, or other equity securities in one or more transactions at prices and in a manner we determine from time to time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

General Risk Factors

Our business could be adversely affected by economic downturns, inflation, increases in interest rates, natural disasters, public health crises such as the COVID-19 pandemic, political crises, geopolitical events, such as the crisis in Ukraine, or other macroeconomic conditions, which could have a material and adverse effect on our results of operations and financial condition.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates, and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. The Federal Reserve has raised interest rates multiple times in response to concerns about inflation and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect consumer spending. Similarly, the ongoing military conflict between Russia and Ukraine has created extreme volatility in the global capital markets and may have further global economic consequences, including disruptions of the global supply chain. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more costly, more dilutive, or more difficult to obtain in a timely manner or on favorable terms, if at all. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs.

We have experienced and may in the future experience disruptions as a result of such macroeconomic conditions, including delays or difficulties in initiating or expanding clinical trials and manufacturing sufficient quantities of materials. Any one or a combination of these events could have a material and adverse effect on our results of operations and financial condition.

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

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2. PROPERTIES.

Our corporate headquarters are located in Newark, California where we occupy approximately 3,900 square feet of office space under a lease that expires on September 30, 2024. In October 2022, we amended the lease agreement to expand the leased premises by approximately 3,880 square feet. We use this facility for administrative purposes. We believe that our facility is sufficient to meet our current needs. We also believe we will be able to obtain additional space, as needed, on commercially reasonable terms.

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

Holders

As of February 28, 2023, we had 27 holders of record of our common stock. Since many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Use of Proceeds from our Initial Public Offering

On April 27, 2021, we completed our IPO, in which we issued and sold 7,352,941 shares of our common stock, $0.001 par value per share, at the public offering price of $17.00 per share. On May 7, 2021, the underwriters exercised their option to purchase 492,070 additional shares of our common stock at the public offering price (the Overallotment) and the Overallotment closed on May 11, 2021.

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

The net proceeds from the IPO (including the Overallotment) have been used and will be used, to fund a pivotal Phase 3 trial in LPS, a Phase 2 tumor-agnostic basket trial in certain solid tumors and Phase 1/2 basket trial in patients with loss of CDKN2A and wildtype p53 advanced solid tumors, in each case, for our lead product candidate, milademetan, to fund the purchase of raw materials and drug substance and drug product manufacturing for our milademetan program and to fund various clinical pharmacology, biomarker and translational studies for our milademetan program, and for working capital, including continuing to advance our pipeline through preclinical studies and clinical trials, and general corporate purposes. This use of proceeds represents a change from our intended use of proceeds from our IPO as described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) on April 23, 2021, as we are now focusing on our development efforts on our Phase 3 registrational trial for the treatment of DD LPS, our Phase 2 trial for the treatment of MDM2-amplified advanced solid tumors and our Phase 1/2 basket trial in patients with loss of CDKN2A and wildtype p53 advanced solid tumors.

Item 6. Reserved.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contain forward-looking statements based upon our current plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and beliefs. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” and included elsewhere in this Annual Report on Form 10-K. You should carefully read the sections titled “Note Regarding Forward-Looking Statements” and “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from the results described below.

Overview

We are a late-stage precision oncology company developing therapies that target oncogenic drivers to genetically select patients we believe will most likely benefit. This approach includes using a tumor-agnostic strategy to select patients based on their tumors’ underlying genetics rather than histology. We have in-licensed product candidates, each with a differentiated profile relative to available therapies, and we intend to continue strengthening our pipeline through focused business development and internal research efforts.

Our lead product candidate, milademetan (also known as RAIN-32) is an oral, small molecule inhibitor of the mouse double minute 2 (MDM2-p53) complex that reactivates p53. We in-licensed milademetan from Daiichi Sankyo Company, Limited (Daiichi Sankyo) in September 2020 based on the results of a Phase 1 clinical trial, which demonstrated meaningful antitumor activity in an MDM2-amplified subtype of liposarcoma (LPS) and other solid tumors. Data from de-differentiated liposarcoma (DDLPS) patients in the Phase 1 clinical trial of milademetan demonstrated median progression-free survival (mPFS) of approximately seven to eight months. Importantly, this result was accomplished with a rationally designed dosing schedule designed to mitigate safety concerns and widen the therapeutic window of MDM2 inhibition unlocking the potential for milademetan in a broad range of MDM2-dependent cancers. Based on these data, we commenced a pivotal Phase 3 trial in LPS (MANTRA) in July 2021. We expect to report topline data from our MANTRA trial in the second quarter of 2023. We also commenced a Phase 2 tumor-agnostic basket trial in certain solid tumors (MANTRA-2) in November 2021. We anticipate commencing a Phase 1/2 basket trial to evaluate the safety, tolerability and efficacy of milademetan in combination with atezolizumab in patients with loss of cyclin-dependent kinase inhibitor 2A (CDKN2A) and wildtype p53 advanced solid tumors (MANTRA-4) in mid-2023.

Since our inception in 2017, we have incurred significant operating losses and have utilized substantially all of our resources to date in-licensing and developing our product candidates, organizing and staffing our company and providing other general and administrative support for our operations. As of December 31, 2022, we had an accumulated deficit of $165.7 million and we incurred net losses of approximately $75.7 million and $51.4 million for the years ended December 31, 2022 and 2021, respectively. Our operations to date have been funded primarily through the issuance of convertible promissory notes, the issuance of convertible preferred stock, as well as issuance and sale of common stock through our initial public offering (IPO) and our November 2022 Offering. From our inception through December 31, 2022, we have raised aggregate gross proceeds of $9.9 million from the issuance of convertible promissory notes and $81.9 million from the issuance of convertible preferred stock. On April 27, 2021, we completed our IPO in which we issued and sold 7,352,941 shares of common stock at a public offering price of $17.00 per share. On May 11, 2021, we issued an additional 492,070 shares of common stock in connection with the exercise of the underwriters’ option to purchase additional shares at the public offering price. Our net proceeds from the sale of shares in the IPO, including the sale of shares pursuant to the exercise of the underwriters’ option to purchase additional shares, was $121.5 million, net of underwriting discounts and commissions, and other offering fees. In November 2022, we completed a registered direct offering of an aggregate of 8,576,330 shares of common stock and non-voting common stock at $5.83 per share. In addition, we issued an additional 1,140,068 shares of common stock in connection with the exercise of the underwriters’ option to purchase additional shares at the offering price. We received net proceeds from our November 2022 Offering of approximately $52.9 million, after deducting underwriting discounts and commissions, and other offering fees. As of December 31, 2022, we had cash, cash equivalents and short-term investments of $130.5 million. Although we believe, based on our current business plans, that our existing cash, cash equivalents and short-term investments, together with proceeds available under our ATM Facility, will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development of our drug candidates. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years as we continue our development of, and seek regulatory approvals for, our product candidates and begin to commercialize any approved products, seek to expand our product pipeline, invest in our organization, as well as incur expenses associated with operating as a public company.

We do not expect to generate any revenue from product sales unless and until we successfully complete development and obtain regulatory approval for one or more product candidates, which will not be for many years, if ever. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through public or private equity offerings, debt financings or other capital sources which may include strategic collaborations, licensing arrangements or other arrangements with third parties. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms or at all. If we raise funds through strategic collaborations or other similar arrangements with third parties, we may have to relinquish valuable rights to our platform technology, future revenue streams, research programs or product candidates or we may have to grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts. Our ability to raise additional funds may be adversely impacted by potential worsening global macroeconomic conditions and the disruptions to and volatility in the credit and financial markets in the United States and worldwide. Because of the numerous risks and uncertainties associated with our product development, we cannot predict the timing or amount of increased expenses and cannot assure you that we will ever be profitable or generate positive cash flow from operating activities. Based upon our current operating plan, we estimate that our cash, cash equivalents and short-term investments as of December 31, 2022 will be sufficient to fund our current and planned clinical trials for our milademetan program.

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

Collaboration and License Agreements

We are party to a number of license agreements for the in-license of our product candidates and development programs. See Note 7 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

The following table summarizes our research and development expenses by product candidate or development program:

	Year Ended December 31,
	2022	2021

	(in thousands)
Milademetan	$35,174	$23,261
Other research and clinical candidates	680	1,761
Unallocated internal research and development costs	25,546	15,751
Total research and development expenses	$61,400	$40,773

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

Income Taxes

We are subject to corporate U.S. federal and state income taxation. As of December 31, 2022, we had federal and state net operating loss carryforwards of approximately $85.1 million and $127.8 million respectively. $0.2 million of the $85.1 million of federal net operating loss carryforwards will begin expiring in 2037 and the remaining $84.9 million can be carried forward indefinitely. The yearly utilization of such federal net operating loss carryforwards is limited to 80 percent of taxable income. The state tax loss carryforwards will begin expiring in 2031, if not utilized. As of December 31, 2022, we had federal and state research and development tax credits of approximately $10.7 million and $1.7 million, respectively. If not utilized, the federal research tax credit will begin to expire in 2039. The California research tax credit can be carried forward indefinitely.

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

Results of Operations

Comparison of Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021, together with the changes in those items in dollars:

	Year Ended December 31,
	2022	2021	Change

	(in thousands)
Operating expenses:
Research and development	$61,400	$40,773	$20,627
General and administrative	15,736	10,739	4,997
Total operating expenses	77,136	51,512	25,624
Loss from operations	(77,136)	(51,512)	(25,624)
Other income:
Interest and other income	1,415	120	1,295
Total other income	1,415	120	1,295
Net loss before income tax expense	$(75,721)	$(51,392)	$24,329

Research and Development Expenses

Research and development (R&D) expenses were $61.4 million and $40.8 million for the years ended December 31, 2022 and 2021, respectively. The increase in R&D expenses was primarily related to clinical trial costs for milademetan, higher payroll-related costs for our R&D personnel, and various other R&D costs for milademetan. Non-cash stock-based compensation expenses, included as part of personnel costs, were $3.8 million and $2.5 million for the years ended December 31, 2022 and 2021, respectively. We expect our

R&D costs to continue to increase in 2023 as we continue our Phase 3 trial in LPS and our Phase 2 tumor-agnostic basket trial for milademetan.

General and Administrative Expenses

General and administrative (G&A) expenses were $15.7 million and $10.7 million for the years ended December 31, 2022 and 2021, respectively. The increase in G&A expenses was primarily due to payroll-related costs of $2.0 million, professional services costs of $1.3 million, legal costs of $0.3 million, and various third-party G&A costs of $1.0 million. Non-cash stock-based compensation expense included in G&A expenses was approximately $1.1 million and $0.6 million for the years ended December 31, 2022 and 2021, respectively. We expect our general and administrative expenses to continue to increase in 2023 as we continue to build out systems and infrastructure to support our operations.

Other Income

Other income for the years ended December 31, 2022 and 2021 represents interest income from money market or short-term investments.

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

We do not currently have any approved products and have not generated any revenue from product sales since inception. To date, we have financed our operations through the issuance of convertible promissory notes and the issuance of convertible preferred stock and common stock. From our inception through December 31, 2022, we have raised aggregate gross proceeds of $9.9 million from the issuance of convertible promissory notes and $81.9 million from the issuance of convertible preferred stock.

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

In May 2022, we entered into a sales agreement (the “Sales Agreement”) with Oppenheimer & Co. Inc. (the “Sales Agent”) pursuant to which we may offer and sell up to $50.0 million of shares of our common stock, from time to time, in “at-the-market” offerings (the “ATM Facility”). The Sales Agent is entitled to compensation at a commission equal to 3.0% of the aggregate gross sales price per share sold under the Sales Agreement. As of December 31, 2022, we have not sold shares pursuant to the ATM Facility.

In November 2022, we completed a registered direct offering of an aggregate of 8,576,330 shares of common stock and non-voting common stock at $5.83 per share. In addition, we issued an additional 1,140,068 shares of common stock in connection with the exercise of the underwriters’ option to purchase additional shares at the public offering price. We received net proceeds from our November 2022 Offering of approximately $52.9 million, after deducting underwriting discounts and commissions, and other offering fees.

As of December 31, 2022, we had cash, cash equivalents and short-term investments of $130.5 million. Although we believe, based on our current business plans, that our existing cash, cash equivalents and short-term investments, including proceeds available from our ATM Facility, will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development of our drug candidates. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Future Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing development activities related to milademetan and other product candidates and programs, which are still in the early stages of development. In addition, we expect to continue to incur additional costs associated with operating as a public company. We expect that our expenses will increase substantially if and as we:

●	continue our on-going clinical trials and initiate new clinical trials for our milademetan program;
●	initiate and continue research and preclinical and clinical development of our product candidates;
●	seek to identify and develop additional product candidates;
●	seek marketing approvals for any of our product candidates that successfully complete clinical trials, if any;
●	establish a sales, marketing, manufacturing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
●	require the manufacture of larger quantities of our product candidates for clinical development and potentially commercialization;
●	maintain, expand, protect and enforce our intellectual property portfolio;
●	acquire or in-license other drugs and technologies;
●	defend against any claims of infringement, misappropriation or other violation of third-party intellectual property;
●	hire and retain additional clinical, quality control and scientific personnel;
●	build out new facilities or expand existing facilities to support our ongoing development activity;
●	add operational, financial and management information systems and personnel, including personnel to support our drug development, any future commercialization efforts and our transition to a public company;
●	potentially experience the effects of the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide from ongoing macroeconomic conditions and the geopolitical environment; and
●	operate as a public company.

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

●	the scope, progress, results and costs of our current and future clinical trials of milademetan for our current targeted indications;
●	the scope, progress, results and costs of drug discovery, preclinical research and clinical trials for other product candidates;
●	the number of future product candidates that we pursue and their development requirements;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	the extent to which we acquire or invest in businesses, products and technologies, including entering into or maintaining licensing or collaboration arrangements for product candidates on favorable terms, although we currently have no commitments or agreements to complete any such transactions;
●	the costs of preparing, filing and prosecuting patent applications, maintaining, protecting and enforcing our intellectual property rights and defending intellectual property-related claims;
●	our headcount growth and associated costs as we expand our business operations and our research and development activities;
●	our ability to successfully acquire or in-license other drugs and technologies;
●	the costs and timing of future commercialization activities, including drug sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval, to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of any collaborator that we may have at such time;
●	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval; and
●	the costs of operating as a public company.

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

Until such time, if ever, as we can generate product revenues to support our cost structure, we expect to finance our cash needs through public or private equity offerings, including our ATM Facility, debt financings or other capital sources which may include strategic collaborations, licensing arrangements or other arrangements with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through strategic collaborations or other similar arrangements with third parties, we may have to relinquish valuable rights to our technology, future revenue streams, research programs or product candidates or may have to grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts. Our ability to raise additional funds may be adversely impacted by potential worsening global macroeconomic conditions and the disruptions to and volatility in the credit and financial markets in the United States and worldwide. Because of the numerous risks and uncertainties associated with product development, we cannot predict the timing or amount of increased expenses and cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Cash Flows

The following table summarizes our sources and uses of cash and cash equivalents for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021

	(in thousands)
Net cash provided by (used in):
Operating activities	$(63,199)	$(37,463)
Investing activities	47,194	(118,235)
Financing activities	53,180	121,615
Net increase (decrease) in cash and cash equivalents	$37,175	$(34,083)

Operating Activities

We have incurred losses since inception. Net cash used in operating activities for the year ended December 31, 2022 was $63.2 million, consisting primarily of net loss of $75.7 million, resulting from expenses associated with research and development activities for our lead product candidate and general and administrative expenses, partially offset by changes in operating assets and liabilities of $8.9 million and non-cash adjustments of $3.6 million.

Net cash used in operating activities for the year ended December 31, 2021 was $37.5 million, consisting primarily of net loss of $51.4 million, resulting from expenses associated with research and development activities for our lead product candidate and general and administrative expenses, partially offset by changes in operating assets and liabilities of $5.2 million and non-cash adjustments of $8.7 million.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2022 was $47.2 million, which related to $123.4 million of proceeds received from available for sale securities maturities, offset by purchases of available for sale securities of $76.2 million.

Net cash used in investing activities for the year ended December 31, 2021 was $118.2 million, which was primarily related to purchases of available for sale securities of $163.6 million, and payment of $2.5 million to Daiichi Sankyo for in-process research and development expense, partially offset by maturities of available for sale securities of $48.0 million.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2022 was $53.2 million, which primarily related to the net proceeds from the November 2022 Offering, after deducting underwriting discounts and commissions, and other offering fees.

Net cash provided by financing activities for the year ended December 31, 2021 was $121.6 million, which primarily relates to the net proceeds from IPO, after deducting underwriting discounts and commissions, and other offering fees.

Obligations and other Commitments

As discussed in Note 7 to the audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we are party to agreements to license intellectual property. The license agreements may require us to pay future milestones if certain developmental, regulatory and commercial milestones are achieved, as well as to pay royalties on net sales of products applicable to the license agreements. We cannot estimate if milestone and/or royalty payments will occur in future periods and the agreements are cancelable by us at any time upon prior written notice to the licensor.

In the normal course of business, we enter into contracts with CROs and other vendors for preclinical studies and clinical trials, research and development supplies and other testing and manufacturing services. These contracts generally do not contain minimum purchase commitments and are cancelable by either party at any time upon prior written notice.

Our incurred and accrued research and development obligations as of December 31, 2022 and 2021 were $8.2 million and $4.3 million, respectively.

We pay the office operating lease obligation at the beginning of each month. Under our office operating leases as noted in Note 8 to the audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, our obligation as of December 31, 2022 and 2021 were $0.3 million and $0.4 million, respectively.

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

Accrued Research and Development

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

This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred when we have not yet been invoiced or otherwise notified of actual costs. During the course of a preclinical study or clinical trial, we adjust our prepaid and expense recognition if actual results differ from our estimates. To date, we have not experienced any material differences between accrued costs and actual costs incurred. The accrued research and development balances were $8.2 million and $4.3 million as of December 31, 2022 and 2021, respectively.

Stock-Based Compensation

We follow the provision of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718, “Compensation – Stock Compensation” (ASC 718), which requires the measurement and recognition of compensation expense for all stock-based payment awards.

We estimate the fair value of our stock options using the Black-Scholes option pricing model, which requires us to develop subjective estimates to be used in calculating the fair value of stock options. The use of the model requires us to make estimates of subjective assumptions, such as expected stock price volatility and the estimated expected term of each award. The fair value of restricted stock units (RSUs) granted is based on our closing stock price on the date of grant.

Stock-based compensation expense based on the fair value estimated is recognized over the requisite service period of the awards (generally the vesting period) on a straight-line basis. Prior to the IPO, the estimated fair value of the underlying common stock was determined on the date of grant by our board of directors. For the years ended December 31, 2022 and 2021, stock-based compensation expense was $4.9 million and $3.1 million, respectively. The following table summarizes unvested equity compensation costs not yet recognized as of the years ended December 31, 2022 and 2021.

	As of December 31,
	2022	2021
Unvested equity compensation costs not yet recognized (in millions)	$10.8	$9.8
Weighted average period over which the unvested awards are expected to be recognized (in years)	2.5	3.1

Recent Accounting Pronouncements

A description of recent accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our audited consolidated financial statements for the year ended December 31, 2022, included elsewhere in this Annual Report on Form 10-K.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company, as defined by Rule 12b-2 under the Securities and Exchange Act of 1934 and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information under this item.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Rain Oncology Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rain Oncology Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

San Diego, California

March 9, 2023

Rain Oncology Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$61,955	$24,780
Short-term investments	68,499	115,438
Prepaid and other current assets	3,174	5,928
Total current assets	133,628	146,146
Property and equipment, net	93	165
Operating lease right-of-use asset	258	386
Other assets	1,201	443
Total assets	$135,180	$147,140
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,146	$6,112
Accrued research and development	8,232	4,349
Other accrued liabilities	6,424	5,694
Operating lease liability, current portion	164	160
Total current liabilities	21,966	16,315
Operating lease liability, net of current portion	113	252
Other long-term liabilities	65	69
Total liabilities	22,144	16,636
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized as of December 31, 2022 and December 31, 2021, respectively; 36,290,292 shares (comprised of 25,947,572 shares of common stock and 10,342,720 shares of non-voting common stock) and 26,475,812 shares (comprised of 18,748,342 shares of common stock and 7,727,470 shares of non-voting common stock) issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	37	27
Additional paid-in capital	278,853	220,530
Accumulated other comprehensive loss	(166)	(89)
Accumulated deficit	(165,688)	(89,964)
Total stockholders’ equity	113,036	130,504
Total liabilities and stockholders’ equity	$135,180	$147,140

See accompanying Notes to Consolidated Financial Statements.

Rain Oncology Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year Ended December 31,
	2022	2021
Operating expenses:
Research and development	$61,400	$40,773
General and administrative	15,736	10,739
Total operating expenses	77,136	51,512
Loss from operations	(77,136)	(51,512)
Other income:
Interest and other income	1,415	120
Total other income	1,415	120
Net loss before income tax expense	(75,721)	(51,392)
Income tax expense	(3)	(2)
Net loss	$(75,724)	$(51,394)
Net loss per share, basic and diluted	$(2.71)	$(2.65)
Weighted-average shares used to compute net loss per share, basic and diluted	27,985,446	19,405,833

Net loss	$(75,724)	$(51,394)
Other comprehensive loss:
Unrealized loss on short-term investments	(77)	(89)
Comprehensive loss	$(75,801)	$(51,483)

See accompanying Notes to Consolidated Financial Statements.

Rain Oncology Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

	Series A		Series B						Accumulated
	Convertible Preferred		Convertible Preferred				Additional		Other	Total
	Stock		Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity (Deficit)
Balance as of December 31, 2020	3,731,208	$20,147	12,542,198	$74,550	3,530,975	$4	$1,149	$(38,570)	$—	$(37,417)
Conversion of convertible preferred stock to common stock	(3,731,208)	(20,147)	(12,542,198)	(74,550)	15,069,330	15	94,682	—	—	94,697
Issuance of common stock upon IPO, net of issuance cost	—	—	—	—	7,845,011	8	121,486	—	—	121,494
Exercise of stock options	—	—	—	—	30,496	—	121	—	—	121
Stock-based compensation expense	—	—	—	—	—	—	3,092	—	—	3,092
Unrealized loss on investments	—	—	—	—	—	—	—	—	(89)	(89)
Net loss	—	—	—	—	—	—	—	(51,394)	—	(51,394)
Balance as of December 31, 2021	—	$—	—	$—	26,475,812	$27	$220,530	$(89,964)	$(89)	$130,504
Exercise of stock options	—	—	—	—	40,220	—	169	—	—	169
Issuance of common stock from employee stock purchase plan	—	—	—	—	57,862	—	440	—	—	440
Issuance of common stock in connection with the November 2022 Offering, net of issuance cost	—	—	—	—	9,716,398	10	52,859	—	—	52,869
Stock-based compensation expense	—	—	—	—	—	—	4,855	—	—	4,855
Unrealized loss on investments	—	—	—	—	—	—	—	—	(77)	(77)
Net loss	—	—	—	—	—	—	—	(75,724)	—	(75,724)
Balance as of December 31, 2022	—	$—	—	$—	36,290,292	$37	$278,853	$(165,688)	$(166)	$113,036

See accompanying Notes to Consolidated Financial Statements.

Rain Oncology Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2022	2021
Operating activities
Net loss	$(75,724)	$(51,394)
Adjustments to reconcile net loss to cash used in operating activities:
In-process research and development expense (reduction)	(1,000)	5,500
Depreciation and amortization expense	80	71
Stock-based compensation expense	4,855	3,092
Amortization of premium and accretion of discounts on short-term investments, net	(331)	81
Fair value loss on investments	(9)	(1)
Changes in operating assets and liabilities:
Prepaid and other current assets	2,754	(5,266)
Operating lease right-of-use asset and liability, net	(7)	19
Other assets	(460)	181
Accounts payable	1,034	5,288
Accrued research and development	3,883	2,822
Other accrued liabilities	1,726	2,144
Net cash used in operating activities	(63,199)	(37,463)

Investing activities
Purchases of short-term investments	(76,198)	(163,557)
Purchases of property and equipment	(8)	(128)
Payment of in-process research and development expense	—	(2,500)
Maturities of short-term investments	123,400	47,950
Net cash provided by (used in) investing activities	47,194	(118,235)

Financing Activities
Proceeds from initial public offering	—	133,366
Proceeds from the issuance of common stock under the Company’s equity incentive plans and employee stock purchase plan	609	121
Proceeds from issuance of common stock in connection with the November 2022 Offering	56,647	—
Payments of issuance costs related to the IPO	—	(11,872)
Payments of issuance costs related to the November 2022 Offering	(3,778)	—
Payments of issuance costs related to the ATM Facility	(298)	—
Net cash provided by financing activities	53,180	121,615

Net increase (decrease) in cash and cash equivalents	37,175	(34,083)
Cash and cash equivalents at beginning of period	24,780	58,863
Cash and cash equivalents at end of period	$61,955	$24,780

Supplemental schedule of non-cash investing and financing activities:
Conversion of convertible preferred stock to common stock	$—	$94,697
Non-cash in-process research and development accrual (reduction)	$(1,000)	$3,000
Non-cash additions to property and equipment	$—	$9

See accompanying Notes to Consolidated Financial Statements.

Rain Oncology Inc.

Notes to Consolidated Financial Statements

Note 1 – Organization and Nature of Operations

Description of Business

Rain Oncology Inc. (“Rain” or the “Company”), formerly known as Rain Therapeutics Inc., was incorporated in the state of Delaware in April 2017. Rain is a late-stage precision oncology company developing therapies that target oncogenic drivers for which the Company is able to genetically select patients the Company believes will most likely benefit. This approach includes using a tumor-agnostic strategy to select patients based on their tumors’ underlying genetics rather than histology. Rain’s lead product candidate, milademetan, is a small molecule, oral inhibitor of the MDM2-p53 complex that reactivates p53. The Company operates in one business segment and its principal operations are in the United States, with its headquarters in Newark, California.

On June 22, 2022, the Company formed Rain Oncology Australia Pty Ltd (“Rain Oncology Australia”), a wholly owned subsidiary incorporated under the laws of Australia. As of December 31, 2022, Rain Oncology Australia was not yet operational.

On December 22, 2022, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a change of the Company’s name from “Rain Therapeutics Inc.” to “Rain Oncology Inc.” effective as of December 30, 2022.

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

Immediately prior to the closing of the IPO, 8,344,905 shares of the Company’s convertible preferred stock were exchanged for 7,727,470 shares of non-voting common stock. Upon the closing of the IPO, 7,928,501 shares of the Company’s convertible preferred stock were automatically converted into 7,341,860 shares of common stock. As of December 31, 2022 and 2021, there were no shares of convertible preferred stock outstanding.

November 2022 Offering

In November 2022, the Company entered into an underwriting agreement with Guggenheim Securities, LLC, as the representative of the underwriters named therein (the “Underwriters”) relating to the offering, issuance and sale (the “November 2022 Offering”) of an aggregate of 8,576,330 shares of common stock and non-voting common stock at an offering price per share of $5.83. On November 15, 2022, the Company issued an additional 1,140,068 shares of common stock in connection with the exercise of the Underwriters’ option to purchase additional shares at the offering price. The Company’s net proceeds from the sale of shares in the November 2022 Offering, including the sale of shares pursuant to the exercise of the Underwriters’ option to purchase additional shares, was approximately $52.9 million, net of underwriting discounts and commissions, and other offering fees.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). These consolidated financial statements include the accounts of the Company and Rain Oncology Australia. All significant inter-company transactions, balances and expenses have been eliminated upon consolidation. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”).

Liquidity and Capital Resources

The Company has devoted substantially all of its efforts to drug discovery and development, raising capital and building operations. The Company has a limited operating history and has not generated any revenue since its inception, and the sales and income potential of the Company’s business is unproven. The Company has incurred net losses and negative cash flows from operating activities since its inception and expects to continue to incur net losses into the foreseeable future as it continues the development of its product candidates. From inception through December 31, 2022, the Company has funded its operations through net proceeds from its IPO in April 2021 and the November 2022 Offering, and the issuance of convertible promissory notes and convertible preferred stock.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. Management believes that the Company’s current cash, cash equivalents and short-term investments will provide sufficient funds to enable the Company to meet its obligations for at least twelve months from the filing date of this report.

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent liabilities in the Company’s consolidated financial statements and accompanying notes. The most significant estimate in the Company’s consolidated financial statements relates to the clinical trial expense accruals. Management evaluates its estimates on an ongoing basis. Although these estimates are based on the Company’s historical experience, knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents include commercial paper and money market funds.

Available-for-Sale Investments

The Company holds investment grade securities consisting of commercial paper, corporate debt securities, U.S. government securities and U.S. agency bonds, classified as available-for-sale (AFS) securities at the time of purchase, since it is the Company’s intent that these investments be available for current operations. The Company has classified all of its AFS securities as current assets on the consolidated balance sheets even though the stated maturity date may be one year or more beyond the current consolidated balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund its operations, as necessary.

The Company carries these securities at fair value and reports unrealized gains and losses, if any, as a separate component of accumulated other comprehensive loss. The cost of debt securities is adjusted for amortization of purchase premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income (expense) in the consolidated statements of operations and comprehensive loss. Realized gains and losses on sales of securities are determined using the specific identification method and recorded in other income (expense), net in the consolidated statement of operations and comprehensive loss.

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

Property and Equipment

Property and equipment, net consists of computer equipment, furniture and equipment and leasehold improvements. Leasehold improvements are amortized over the shorter of the estimated useful life or the remainder of the lease term. Computer equipment and furniture and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets (generally two to three years). Repairs and maintenance costs are charged to expense as incurred.

Long-Lived Assets

The Company regularly reviews the carrying value and estimated lives of all of its long-lived assets, including property and equipment, to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. Should an impairment exist, the impairment loss would be measured based on the excess over the carrying amount of the asset’s fair value. The Company has not recognized any impairment losses from inception through December 31, 2022.

Commitments

The Company recognizes a liability with regard to loss contingencies when it believes it is probable that a liability has occurred, and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount, the Company accrues the minimum amount in the range. The Company has not recorded any such liabilities as of December 31, 2022.

Leases

At the inception of a contractual arrangement, the Company determines whether the contract contains a lease by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time. If both criteria are met, the Company records the associated lease liability and corresponding right-of-use asset upon commencement of the lease using the implicit rate or a discount rate based on a credit- adjusted secured borrowing rate commensurate with the term of the lease. The Company additionally evaluates leases at their inception to determine if they are to be accounted for as an operating lease or a finance lease. Operating lease assets represent a right to use an underlying asset for the lease term and operating lease liabilities represent an obligation to make lease payments arising from the lease. Operating lease liabilities with a term greater than one year and their corresponding right-of-use assets are recognized on the consolidated balance sheet at the commencement date of the lease based on the present value of lease payments over the expected lease term. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received. As the Company’s leases do not typically provide an implicit rate, the Company utilizes the appropriate incremental borrowing rate, determined as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and in a similar economic environment. Lease cost is recognized on a straight-line basis over the lease term and variable lease payments are recognized as operating expenses in the period in which the obligation for those payments is incurred. Variable lease payments primarily include common area maintenance, utilities, real estate taxes, insurance and other operating costs that are passed on from the lessor in proportion to the space leased by the Company. The Company has elected the practical expedient to not separate lease and non-lease components.

Preclinical Studies and Clinical Trial Accruals

The Company is required to estimate its expenses resulting from its obligations under contracts with vendors, consultants, clinical research organizations and clinical site agreements in connection with conducting preclinical activities and clinical trials. The financial terms of these contracts are subject to negotiations which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. The Company reflects preclinical study and clinical trial expenses in its consolidated financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of the preclinical study or clinical trial as measured by the timing of various aspects of the preclinical study, clinical trial or related activities. The Company determines accrual and prepaid estimates through review of the underlying contracts along with preparation of financial models taking into account correspondence with clinical and other key personnel and third- party service providers as to the progress of preclinical studies, clinical trials or other services being conducted. During the course of a preclinical study or clinical trial, the Company adjusts its expense recognition if actual results differ from its estimates. To date, the Company has not experienced any material differences between accrued costs and actual costs incurred.

In-Process Research and Development

The Company evaluates whether acquired intangible assets are a business under applicable accounting standards. Additionally, the Company evaluates whether the acquired assets have a future alternative use. Intangible assets that do not have future alternative use, such as the license the Company acquired from Daiichi Sankyo Company, Limited, (Daiichi Sankyo), are considered acquired in-process research and development. When the acquired in-process research and development assets are not part of a business combination, the value of the consideration paid is expensed on the acquisition date. Future costs to develop these assets are recorded to research and development expenses as they are incurred.

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

Stock-Based Compensation

Stock-based compensation expense represents the grant date fair value of equity awards recognized over the requisite service period of the awards (generally the vesting period) on a straight-line basis. The Company recognizes forfeitures as they occur. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model. The fair value of restricted stock units (“RSUs”) granted is based on the Company’s closing stock price on the date of grant. Prior to the IPO, the exercise price for all stock options granted was at the estimated fair value of the underlying common stock as determined on the date of grant by the Board of Directors.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

Effective January 1, 2022, we adopted ASU 2019-12 - Simplifying the Accounting for Income Taxes. The adoption of this standard did not impact the Company’s consolidated financial statements or related disclosures.

Comprehensive Loss

Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss includes unrealized gains and losses from short-term investments.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period, without consideration of potential dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the sum of the weighted-average number of shares of common stock plus the potential dilutive effects of potential dilutive securities outstanding during the period. Potential dilutive securities are excluded from diluted earnings or loss per share if the effect of such inclusion is antidilutive. The Company’s potentially dilutive securities, which include shares from the 2021 Employee Stock Purchase Plan (the “ESPP”) and outstanding stock options and RSUs under the Company’s equity incentive plan, have been excluded from the computation of diluted net loss per share as they would be anti-dilutive to the net loss per share. For the periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

Recent Accounting Pronouncements

There were no significant updates to the recently issued accounting standards for the year ended December 31, 2022. Although there are several other new accounting pronouncements issued or proposed by the FASB, based on the Company’s preliminary assessment, the Company does not believe any of those accounting pronouncements have had or will have a material impact on its financial position or operating results.

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

The carrying amounts of cash, prepaid expenses and other current assets, other assets, accounts payable, accrued research and development, other current liabilities and other long-term liabilities are reasonable estimates of their fair value due to the short-term nature of these accounts.

The Company’s money market funds under cash and cash equivalents are classified using Level 1 inputs within the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. There were no transfers between levels of the fair value hierarchy during the years ended December 31, 2022 and 2021.

The following table summarizes financial assets that the Company measured at fair value on a recurring basis, classified in accordance with the fair value hierarchy (in thousands):

	Fair Value Measurements at Reporting Date Using:
	Level 1	Level 2	Level 3	Total
As of December 31, 2022
Money market funds	$8,528	$—	$—	$8,528
Commercial paper	—	83,423	—	83,423
U.S. government securities	10,837	—	—	10,837
U.S. agency bonds	—	22,143	—	22,143
Corporate debt securities	—	997	—	997
Total cash equivalents and short-term investments	$19,365	$106,563	$—	$125,928
Reported as:
Cash and cash equivalents (includes cash of $4,526)				$61,955
Short-term investments				68,499
Total cash, cash equivalents and short-term investments				$130,454

	Fair Value Measurements at Reporting Date Using:
	Level 1	Level 2	Level 3	Total
As of December 31, 2021
Money market funds	$10,585	$—	$—	$10,585
Commercial paper	—	84,616	—	84,616
U.S. government securities	27,824	—	—	27,824
U.S. agency bonds	—	8,531	—	8,531
Corporate debt securities	—	8,265	—	8,265
Total cash equivalents and short-term investments	$38,409	$101,412	$—	$139,821
Reported as:
Cash and cash equivalents (includes cash of $397)				$24,780
Short-term investments				115,438
Total cash, cash equivalents and short-term investments				$140,218

There were no liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021.

Note 4 – Investments

We invest in available-for-sale securities consisting of money market funds, commercial paper, U.S. government securities, U.S. agency bonds and corporate debt securities. Available-for-sale securities are classified as either cash and cash equivalents or short-term investments on the consolidated balance sheets.

The following table summarizes, by major types of cash equivalents, and investments that are measured at fair value on a recurring basis (in thousands):

	As of December 31, 2022
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Money market funds	$8,528	$—	$—	$8,528
Commercial paper	83,479	11	(67)	83,423
U.S. government securities	10,910	—	(73)	10,837
U.S. agency bonds	22,175	4	(36)	22,143
Corporate debt securities	1,002	—	(5)	997
Cash equivalents and short-term investments	$126,094	$15	$(181)	$125,928

	As of December 31, 2021
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Money market funds	$10,585	$—	$—	$10,585
Commercial paper	84,642	2	(28)	84,616
U.S. government securities	27,870	—	(46)	27,824
U.S. agency bonds	8,546	—	(15)	8,531
Corporate debt securities	8,267	—	(2)	8,265
Cash equivalents and short-term investments	$139,910	$2	$(91)	$139,821

The contractual maturities of the Company’s AFS securities were as follows (in thousands):

	As of December 31,
	2022	2021
Due within one year	$63,595	$105,173
Due within one to two years	4,904	10,265
Total	$68,499	$115,438

The available-for-sale investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current consolidated balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund the Company’s operations, as necessary. There were no realized gains or losses due to investment sales for the years ended December 31, 2022 and 2021. As of December 31, 2022, $85.9 million of the Company’s marketable securities were in gross unrealized loss positions, of which none had been in such position for greater than 12 months and $53.6 million will mature within three months of December 31, 2022.

At each reporting date, the Company performs an evaluation of its marketable securities to determine if any unrealized losses are other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include (i) the financial strength of the issuing institution, (ii) the length of time and extent for which fair value has been less than the cost basis and (iii) the Company’s intent and ability to hold its investments in unrealized loss positions until their amortized cost basis has been recovered. Based on the Company’s evaluation, it determined that its unrealized losses were not other-than-temporary at December 31, 2022 and 2021. The Company does not intend to sell the investments before maturity, and it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost bases.

Note 5 – Consolidated Balance Sheet Details

Prepaid and Other Current Assets

Prepaid and other current assets consist of the following (in thousands):

	As of December 31,
	2022	2021
Prepaid research	$1,103	$4,329
Prepaid insurance	913	827
FICA tax credit receivable	571	452
Other current assets	152	205
Prepaid other	416	96
Deposits	19	19
Prepaid and other current assets	$3,174	$5,928

Property and equipment, net, consist of the following (in thousands):

	As of December 31,
	2022	2021
Furniture and equipment	$204	$204
Leasehold improvements	67	67
Computer equipment	50	50
Construction in progress	8	—
	$329	$321
Less: accumulated depreciation and amortization expense	(236)	(156)
Property and equipment, net	$93	$165

Depreciation and amortization expense for each of the years ended December 31, 2022 and 2021 was $0.1 million.

Other Non-Current Assets

Other non-current assets consist of the following (in thousands):

	As of December 31,
	2022	2021
Deposits	$781	$75
FICA tax credit receivable	52	298
Other	368	70
Other non-current assets	$1,201	$443

Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	As of December 31,
	2022	2021
Accrued bonus	$3,379	$1,933
Accrued payroll and related	229	39
ESPP liability	155	369
Other	2,661	3,353
Other accrued liabilities	$6,424	$5,694

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

In April 2021, the Company filed a certificate of amendment to its certificate of incorporation, which authorized 260,000,000 shares of capital stock, consisting of 250,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.001 per share that may be issued from time to time by the Board of Directors in one or more series. Of the 250,000,000 shares of common stock, 200,000,000 shares were designated as “Common Stock” and 50,000,000 shares were designated as “Non-Voting Common Stock.”

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

Prior to the IPO, the Company’s Series A and Series B convertible preferred stock were classified as temporary equity on the consolidated balance sheet instead of in stockholders’ equity (deficit), as events triggering redemption that were not solely within the Company’s control because the preferred stockholders had the ability to effect a liquidation event. The Company determined not to adjust the carrying values of the Series A and Series B convertible preferred stock to the liquidation preferences of such shares because of the uncertainty of whether or when such liquidation events would occur.

On April 27, 2021, immediately prior to the closing of the IPO, 8,344,905 shares of the Company’s convertible preferred stock were exchanged for 7,727,470 shares of Non-Voting Common Stock and 7,928,501 shares of the Company’s convertible preferred stock converted into 7,341,860 shares of Common Stock. There were no outstanding shares of the Company’s convertible preferred stock as of December 31, 2022 and 2021.

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

The 2021 Plan allows the Company to grant equity-based awards to its officers, employees, directors and other key persons (including consultants). The Company initially reserved up to 3,246,120 shares of common stock for issuance under the 2021 Plan, plus (i) 1,722 shares that remained available for the issuance of awards under the 2018 Plan at the time the 2021 Plan became effective, and (ii) any shares subject to outstanding options or other share awards that were granted under the 2018 Plan that terminate or expire prior to exercise or settlement; are forfeited because of the failure to vest; or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price. The 2021 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2022 and each January 1 thereafter through January 31, 2032, by 4.0% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Board of Directors. As a result, the number of shares of common stock reserved for issuance under the 2021 Plan increased by 1,451,611 shares on January 1, 2023.

Stock Options

A summary of the Company’s stock option activities during the year ended December 31, 2022 is as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
		Price Per	Contract Term	Value
	Total Options	Share	(in years)	(in millions)
Outstanding as of December 31, 2021	1,734,696	$8.50	8.8	$7.6
Granted	1,197,328	$7.99
Exercised	(40,220)	$4.20
Forfeited or cancelled	(298,043)	$10.72
Outstanding as of December 31, 2022	2,593,761	$8.08	8.2	$5.3
Vested and expected to vest as of December 31, 2022	2,593,761	$8.08	8.2	$5.3
Vested and exercisable as of December 31, 2022	988,166	$6.86	7.1	$3.0

The weighted-average grant date fair values of option grants during the years ended December 31, 2022 and 2021 were $6.61 and $12.14 per share, respectively. The weighted-average grant date fair values of options forfeited during the years ended December 31, 2022 and 2021 were $9.35 and $6.08 per share, respectively.

Restricted Stock Units

A summary of the Company’s RSU activities during the year ended December 31, 2022 is as follows:

		Weighted-	Aggregate
	Total	Average	Intrinsic
	Restricted	Grant Date	Value
	Stock Units	Fair Values	(in millions)
Outstanding as of December 31, 2021	—	$—	$—
Granted	9,289	$6.25
Vested	—	$—
Forfeited or cancelled	(344)	$6.25
Outstanding as of December 31, 2022	8,945	$6.25	$0.1

There were no RSUs vested during the year ended December 31, 2022.

Employee Stock Purchase Plan

The ESPP was approved by the Board of Directors and became effective on April 15, 2021. The ESPP initially reserved and authorized the issuance of up to 259,689 shares of common stock to participating employees. Under the ESPP, eligible employees can contribute up to 15% of their eligible compensation, as defined in the ESPP, towards the purchase of the Company’s common stock at a price of 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. The ESPP provides for twenty-four-month offering periods with four six-month purchase periods in each offering period. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2022 and each January 1 thereafter through January 31, 2032, by 1.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year. As a result, the number of shares of common stock reserved for issuance under the ESPP increased by 362,902 shares on January 1, 2023. Under the ESPP, the Company issued 57,862 shares of common stock for aggregate cash proceeds of $0.4 million during the year ended December 31, 2022.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2022	2021
Research and development	$3,782	$2,486
General and administrative	1,073	606
Total stock-based compensation expense	$4,855	$3,092

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the stock option grants were as follows:

	Year Ended December 31,
	2022	2021
Risk-free interest rate	1.6% - 4.3%	0.8% - 1.3%
Expected volatility	88.1% - 112.1%	113.2% - 118.7%
Expected term (in years)	5.3 - 6.1	5.0 – 6.1
Expected dividend yield	0%	0%

As of December 31, 2022, the total unrecognized compensation cost related to outstanding stock options and restricted stock units was $10.7 million and is expected to be recognized as expense over approximately 2.6 years.

The weighted average assumptions used in the Black-Scholes option pricing model to estimate the fair value of purchase rights granted under the ESPP were as follows:

	Year Ended December 31,
	2022	2021
Risk-free interest rate	0.2%	0.1%
Expected volatility	139.6%	127.8%
Expected term (in years)	2.2	1.4
Expected dividend yield	0%	0%

As of December 31, 2022, there was $0.1 million of unrecognized compensation cost related to the ESPP and is expected to be recognized over approximately 0.5 years.

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

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consist of the following:

	As of December 31,
	2022	2021
Stock options	2,593,761	1,734,696
Restricted stock units	8,945	—
Reserved for future equity award grants	3,084,732	2,933,930
Reserved for future ESPP issuances	466,585	259,689
Common stock reserved for future issuance	6,154,023	4,928,315

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

Daiichi Sankyo License Agreement

On September 2, 2020, the Company licensed the rights to milademetan (DS-3032b) for all human prophylactic or therapeutic uses in all countries and territories of the world from Daiichi Sankyo (the “Daiichi Sankyo License Agreement”). Daiichi Sankyo conducted clinical studies of milademetan prior to the Company’s licensing the rights to this product. The Company refers to this product candidate as milademetan.

In accordance with the terms of the Daiichi Sankyo License Agreement, the Company paid Daiichi Sankyo an initial upfront payment of $5.0 million in September 2020.

Under the Daiichi Sankyo License Agreement, the Company obtained worldwide, sublicensable exclusive rights to seven families of patents with respect to milademetan (the “Licensed Compound”). The Company is solely responsible under the Daiichi Sankyo License Agreement for the research, development and registration of milademetan. Pursuant to the Daiichi Sankyo License Agreement, Daiichi Sankyo had the right to continue to conduct three clinical trials and prepare final reports with respect to these clinical trials, and such right expires upon all subjects completing the study treatment. The Company has agreed to reimburse Daiichi Sankyo certain third-party expenses incurred while conducting such trials. On March 3, 2022, the Company and Daiichi Sankyo entered into a Memorandum of Understanding, which provides that Daiichi Sankyo will terminate its U105 study, and the Company will reimburse a total of $2.0 million to Daiichi Sankyo for expenses related to such study in four installments of $0.5 million each until December 31, 2022. As of December 31, 2022, the Company paid total installments of $1.5 million and the remaining $0.5 million installment as of December 31, 2022 has been paid in full in the first quarter of 2023. Under the Daiichi Sankyo License Agreement, the Company made other clinical trials payments of $0.1 million and $0.2 million for the years ended December 31, 2022 and 2021, respectively.

The Company is required to make aggregate future milestone payments of up to $223.5 million, contingent on the attainment of certain development, regulatory and sales milestones. The $223.5 million aggregate future milestone payments include a $2.0 million increase that was agreed upon in the Memorandum of Understanding with Daiichi Sankyo. On July 20, 2021, the Company announced that the first patient has been randomized in the multicenter, open-label, Phase 3 registrational trial (MANTRA) evaluating milademetan for the treatment of de-differentiated liposarcoma. Accordingly, pursuant to the Daiichi Sankyo License Agreement, the Company recorded $5.5 million in milestone fees as research and development expense in the consolidated statement of operations and comprehensive loss during the year ended December 31, 2021. Of the $5.5 million milestone fees, $2.5 million was paid in the third quarter of 2021 and $3.0 million was accrued as part of accrued research and development in the consolidated balance sheet as of December 31, 2021. On June 29, 2022, the Company and Daiichi Sankyo entered into an amendment to the Daiichi Sankyo License Agreement. The amendment reduced the $3.0 million milestone fee liability associated with the previously achieved milestone to $2.0 million and accordingly reduced research and development expense on the consolidated statements of operations and comprehensive loss by $1.0 million for the year ended December 31, 2022. The amendment also extended the due date of the milestone fee payment to June 30, 2023. During the year ended December 31, 2022, the Company incurred no milestone research and development expense under the Daiichi Sankyo License Agreement.

Additionally, the Company is required to pay Daiichi Sankyo a high single digit royalty based on the annual net sales of products containing milademetan as an active pharmaceutical ingredient (the Products), subject to reduction at an agreed rate upon expiration of the licensed patent in the particular country where the Products are sold. To date, no royalty payments have been made to Daiichi Sankyo under the Daiichi Sankyo License Agreement. The royalty obligation terminates on a country-by-country and on a product-by-product basis on the later of: (i) loss of all market exclusivity for such Product in such country, (ii) the last-to-expire patent that covers the Licensed Compound or the Product in such country and (iii) twelve years from launch of the first Product sold by the Company in such country.

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

Drexel License Agreement and Sponsored Research Agreement

On July 30, 2020, the Company entered into an intellectual property license agreement (the “Drexel License Agreement”) with Drexel University (“Drexel”). Pursuant to the Drexel License Agreement, Drexel granted to the Company a license to make and commercialize products related to RAD52 inhibitors for the treatment of cancer. The Company made payments of $53,118 and $34,387 under the Drexel License Agreement for the years ended December 31, 2022 and 2021, respectively.

In February 2023, the Company decided to discontinue further development of its preclinical program focused on targeting RAD52 in the DNA damage repair pathway, and the Company notified Drexel of the termination of the Drexel License Agreement pursuant to its terms to focus use of financial and personnel resources on the milademetan clinical program.

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

In October 2022, the Company entered into an amendment to its corporate headquarters lease agreement to expand the leased premises by approximately 3,880 square feet. The lease commencement date for the expansion premises is expected to be March 2023 and will expire in November 2024 concurrently with the existing lease. Total future lease payments over the life of the lease are estimated to increase by approximately $0.3 million as a result of the amendment.

The future minimum lease payments required under the operating lease are summarized as follows (in thousands):

As of December 31, 2022
2023	$171
2024	129
2025	—
Total minimum lease payments	$300
Less: amount representing interest	(23)
Present value of operating lease liabilities	$277
Operating lease liabilities, current	164
Operating lease liabilities, non-current	113
Total operating lease liabilities	$277

Weighted-average remaining lease term (in years)	1.7
Weighted-average incremental borrowing rate	10.0%

In addition to what is included in the table above, the future minimum lease payments for the operating lease not yet commenced are summarized as follows (in thousands):

As of December 31, 2022
2023	$144
2024	158
2025	—
Total minimum lease payments	$302

The table below summarizes the Company’s lease costs and cash payments in connection with operating lease obligations (in thousands):

	Year Ended December 31,
	2022	2021	2020
Total operating lease expense	$160	$160	$130
Operating cash flows used for operating lease	$167	$162	$130

Contingencies

In the event the Company becomes subject to claims or suits arising in the ordinary course of business, the Company would accrue a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated.

Note 9 – Employee Benefits

The Company has a defined contribution 401(k) plan available to eligible employees. Under the terms of the plan, employees may make voluntary contributions as a percent of compensation, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain contributions to the 401(k) plan. The Company made matching contributions of $541,471 and $233,831 for the years ended December 31, 2022 and 2021, respectively.

Note 10 – Income Taxes

The Company recorded de minimis state income tax expense for the years ended December 31, 2022 and 2021 primarily as a result of the Company maintaining a full valuation allowance against its loss from operations for tax purposes. The net losses for the years ended December 31, 2022 and 2021 were generated solely in the United States.

The provision for income taxes is comprised of the following (in thousands):

	Year Ended December 31,
	2022	2021
Current:
State	$3	$2
Provision for income taxes	$3	$2

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before taxes as follows (in thousands):

	Year Ended December 31,
	2022	2021
Federal tax benefit at statutory rate	$(15,901)	$(10,792)
State taxes	(6,867)	604
Non-deductible expenses	539	490
R&D credits	(4,807)	(2,177)
Change in valuation allowance	31,449	11,870
Return-to-provision adjustment	(4,341)	—
Other	(69)	7
Provision for income taxes	$3	$2

The Company petitioned for a ruling with the California Franchise Tax Board to apply an alternate apportionment method in California and the ruling was approved in November 2022. As a result of the ruling, the Company recorded a $3.4 million return-to-provision adjustment to true up the California net operating losses (NOL) deferred tax asset in the 2022 provision. The return to provision adjustment of the California NOL deferred tax asset is fully offset by a valuation allowance.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred income tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2022	2021
Deferred tax assets:
Accrued expenses and other	$1,045	$407
Fixed assets	19	10
Intangibles	2,915	2,378
Net operating losses	29,151	16,993
R&D and Orphan Drug credits	8,384	2,615
Section 174 capitalization	11,509	—
Stock-based compensation	1,100	287
Lease liability	80	87
Other	18	2
Total deferred tax assets	$54,221	$22,779
Valuation allowance	(54,146)	(22,698)
Total net deferred tax assets	$75	$81
Deferred tax liabilities:
Right-of-use asset	$(75)	(81)
Total deferred tax liabilities	$(75)	$(81)
Net deferred tax assets	$—	$—

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

Therefore, a valuation allowance in the amount of $54.1 million has been recorded for 2022 against the Company’s deferred tax assets.

The net valuation allowance increased by $31.4 million and $11.9 million during the years ended December 31, 2022 and 2021, respectively.

The following table sets forth the Company’s federal and state net operating loss and R&D credits carryforwards as of December 31, 2022 (in thousands):

	Amount	Expiration Years
Net operating losses, Federal—pre TCJA	$159	2037
Net operating losses, Federal—post TCJA	$84,927	N/A
Net operating losses, state	$127,790	2031-2042
R&D and Orphan Drug credits, Federal	$10,666	2039-2042
R&D credits, California	$1,739	N/A

Utilization of the Company’s net operating loss and R&D credits may be subject to substantial limitations due to the ownership changes limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitation could result in the expiration of the net operating loss before their utilization. Sections 382 and 383 of the Internal Revenue Code (“IRC Sections 382 and 383”) impose limitations on a corporation’s ability to utilize its net operating losses and credit carryforwards if it experiences an “ownership change” as defined by IRC Sections 382 and 383. The Company has performed an analysis under Section 382 of the Internal Revenue Code which subjects the amount of pre-change net operating losses and certain other tax attributes that can be utilized to an annual limitation. Based on the analysis, ownership changes have occurred in 2018 and 2021. There had been no additional ownership changes in 2022.

The Company is required to recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.

The following table reflects changes in the gross unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2022	2021
Balance at beginning of year	$1,442	$402
Additions based on tax positions related to current year	2,167	1,040
Additions to tax position of prior years	432	—
Reductions to tax position of prior years	(19)	—
Balance at end of year	$4,022	$1,442

The Company recognizes interest and penalties as a component of income tax expense. There were no interest or penalties recognized in the statements of operations and comprehensive loss. The total unrecognized tax benefits of $4.0 million and $1.4 million were recorded as of December 31, 2022 and 2021, respectively, which, if recognized currently, should not impact the effective tax rate due to the Company maintaining a full valuation allowance. The Company expects the unrecognized tax benefits will not change significantly within the next 12 months.

The Company is subject to examination by the United States federal and state tax authorities for the tax years 2017 and later.

The Inflation Reduction Act of 2022 (“IRA”) was signed into law on August 16, 2022. The bill was meant to address the high inflation rate in the United States through various climate, energy, healthcare and other incentives. These incentives are meant to be paid for by the tax provisions included in the IRA, such as a new 15 percent corporate minimum tax, a 1 percent new excise tax on stock buybacks, additional IRS funding to improve taxpayer compliance and other provisions. At this time, none of the IRA tax provisions are expected to have a material impact to the Company’s tax provision. The Company will continue to monitor updates to the Company’s business along with guidance issued with respect to the IRA to determine whether any adjustments are needed to the Company’s tax provision in future periods.

Effective for tax years beginning on or after January 1, 2022, pursuant to the Tax Cuts and Jobs Act of 2017, companies are required to capitalize and amortize Internal Revenue Code Section 174 research and experimental expenses paid or incurred over 5 years for research and development performed in the United States and 15 years for research and development performed outside of the United States. As a result of the Internal Revenue Code Section 174 research and experimental expense capitalization, the Company recognized a deferred tax asset for the future tax benefit of the amortization deductions with an offsetting increase in the valuation allowance on deferred tax assets.

Note 11 – Net Loss Per Share

The following tables summarize the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2022	2021
Numerator:
Net loss	$(75,724)	$(51,394)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	27,985,446	19,405,833
Weighted-average shares used to compute net loss per share, basic and diluted	27,985,446	19,405,833
Net loss per share, basic and diluted	$(2.71)	$(2.65)

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	As of December 31,
	2022	2021
Stock options	2,593,761	1,734,696
Restricted stock units	8,945	—
ESPP shares	43,757	85,031
Total	2,646,463	1,819,727

Note 12 – Subsequent Events

In February 2023, a holder of non-voting common stock converted 500,000 shares of non-voting common stock into an equal number of shares of common stock. As of February 28, 2023, there were 9,842,720 shares of non-voting common stock outstanding.

In January and February 2023, the Company sold an aggregate of 32,000 shares of common stock in “at-the-market” offerings pursuant to its sales agreement with Oppenheimer & Co. Inc. as sales agent, for net proceeds of $0.3 million, net of commissions and offering expenses.

In February 2023, the Company decided to discontinue further development of its preclinical program focused on targeting RAD52 in the DNA damage repair pathway, and the Company notified Drexel of the termination of the Drexel License Agreement pursuant to its terms to focus use of financial and personnel resources on the milademetan clinical program.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

Management’s Evaluation of Disclosure Controls and Procedures

As of December 31, 2022, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2022 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

As of December 31, 2022, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Attestation Report of the Registered Public Accounting Firm

As an emerging growth company, we are not required to provide an attestation report on our internal control over financial reporting issued by the Company’s independent registered public accounting firm.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION.

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item will be set forth in the Company’s definitive proxy statement to be filed with the SEC in connection with the Company’s 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”) within 120 days of the end of the Company’s fiscal year ended December 31, 2022, including under the heading “Corporate Governance”, and is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive, principal financial and principal accounting officers, or persons performing similar functions. Our Code of Business Conduct and Ethics is posted on our website located at www.rainoncology.com, under “Governance Documents.” We intend to disclose on our website any amendments to, or waivers from, the code of business conduct and ethics that are required to be disclosed pursuant to the disclosure requirements of Item 5.05 of Form 8-K within four business days following the date of the amendment or waiver.

Item 11. EXECUTIVE COMPENSATION.

The information required by this Item will be set forth in the Company’s 2023 Proxy Statement, including under the headings “Executive Compensation” and “Corporate Governance”, and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item will be set forth in the Company’s 2023 Proxy Statement, including under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans”, and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item will be set forth in the Company’s 2023 Proxy Statement, including under the heading “Corporate Governance” and “Certain Relationships and Related Party Transactions”, and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item will be set forth in the Company’s 2023 Proxy Statement, including under the heading “Ratification of Independent Auditor Selection”, and is incorporated herein by reference.

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

(c)	Exhibits:

The documents listed in the following Exhibit Index are incorporated by reference or are filed with this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 27, 2021).

3.2

Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 29, 2022).

3.3	Second Amended and Restated Bylaws of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on February 22, 2023).

4.1	Form of Common Stock Certificate of the Registrant (incorporated by reference from Exhibit 4.1 of the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed on April 9, 2021).

4.2

Amended and Restated Investors’ Rights Agreement, dated September 2, 2020, by and among the Registrant and certain of its stockholders (incorporated by reference from Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 filed on April 2, 2021).

4.3	Description of Securities (incorporated by reference from Exhibit 4.3 of the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2021).

10.1+	Form of Indemnification Agreement for directors and executive officers (incorporated by reference from Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 filed on April 2, 2021).

10.2+

Amended and Restated 2018 Stock Option/Stock Issuance Plan and form of award agreement thereunder (incorporated by reference from Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 filed on April 2, 2021).

10.3+	2021 Equity Incentive Plan (incorporated by reference from Exhibit 10.3 of the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 filed on April 19, 2021).

10.4+	2021 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.4 of the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 filed on April 19, 2021).

10.5+

Director Offer Letter, dated March 19, 2018, by and between the Registrant and Tran Nguyen (incorporated by reference from Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1 filed on April 2, 2021).

10.6+

Director Offer Letter, dated March 19, 2018, by and between the Registrant and Peter Radovich (incorporated by reference from Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1 filed on April 2, 2021).

10.7+

Employment Agreement, dated September 10, 2020, by and between the Registrant and Avanish Vellanki (incorporated by reference from Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1 filed on April 2, 2021).

10.8+

Employment Agreement, dated September 10, 2020, by and between the Registrant and Robert Doebele (incorporated by reference from Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1 filed on April 2, 2021).

10.9+

Offer Letter, dated October 1, 2020, by and between the Registrant and Nelson Cabatuan (incorporated by reference from Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 filed on April 2, 2021).

10.10+

Rain Therapeutics Inc. Executive Severance Plan and Form of Participation Agreement (incorporated by reference from Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 17, 2021).

10.11+

Form of Employee 2021 Equity Incentive Plan Grant Notice for Nonqualified Stock Options (incorporated by reference from Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2022).

10.12+

Form of Director 2021 Equity Incentive Plan Grant Notice for Nonqualified Stock Options (incorporated by reference from Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2022).

10.13*+	First Amendment to Rain Oncology Inc. 2021 Equity Incentive Plan.

10.14*+	First Amendment to Rain Oncology Inc. Amended and Restated 2018 Stock Option/Stock Issuance Plan.

10.15*+	First Amendment to Rain Oncology Inc. 2021 Employee Stock Purchase Plan.

10.16#

License Agreement, dated September 2, 2020, between the Registrant and Daiichi Sankyo Company, Limited (incorporated by reference from Exhibit 10.10 of the Registrant’s Registration Statement on Form S-1 filed on April 2, 2021).

10.17

Amendment to License Agreement dated June 29, 2022, between the Registrant and Daiichi Sankyo Company Limited (incorporated by reference from Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2022).

10.18

Office Lease Agreement, dated September 25, 2018, between the Registrant and BSP Senita 8000 Jarvis, LLC, as amended (incorporated by reference from Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1 filed on April 2, 2021).

10.19*	Second Amendment to Office Lease Agreement, dated October 4, 2022, between the Registrant and BSP Senita 8000 Jarvis, LLC.

10.20

Exchange Agreement, dated April 17, 2021, by and among the Registrant and the stockholders listed therein (incorporated by reference from Exhibit 10.13 of the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 filed on April 19, 2021).

10.21

Sales Agreement, by and between the Registrant and Oppenheimer & Co. Inc., dated May 27, 2022 (incorporated by reference from Exhibit 1.2 of the Registrant’s Registration Statement on Form S-3 filed on May 27, 2022).

21.1*	List of subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of the principal executive officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of the principal financial officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

32.1 (1)	Certification of the principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*Filed herewith.

+Indicates management contract or compensatory plan.

#Portions of the exhibit have been omitted for confidentiality purposes.

(1)The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Item 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Company Name

Date: March 9, 2023	By:	/s/ Avanish Vellanki
Avanish Vellanki
Chairman and Chief Executive Officer (principal executive officer)

Date: March 9, 2023	By:	/s/ Nelson Cabatuan
Nelson Cabatuan
Senior Vice President of Finance and Operations (principal financial and accounting officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Avanish Vellanki and Nelson Cabatuan, and each of them, the true and lawful attorneys-in-fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, to sign in any and all capacities (including, without limitation, the capacities listed below), this Annual Report on Form 10-K, any and all amendments thereto, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and anything necessary to be done to enable the registrant to comply with the provisions of the Securities Exchange Act and all the requirements of the Securities and Exchange Commission, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute, or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Avanish Vellanki	Chief Executive Officer and Chairman	March 9, 2023
Avanish Vellanki	(principal executive officer)

/s/ Nelson Cabatuan	Senior Vice President of Finance and Operations	March 9, 2023
Nelson Cabatuan	(principal financial and accounting officer)

/s/ Franklin M. Berger	Director	March 9, 2023
Franklin M. Berger

/s/ Aaron Davis	Director	March 9, 2023
Aaron Davis

/s/ Gorjan Hrustanovic	Director	March 9, 2023
Gorjan Hrustanovic, Ph.D.

/s/ Tran Nguyen	Director	March 9, 2023
Tran Nguyen

/s/ Peter Radovich	Director	March 9, 2023
Peter Radovich

/s/ Stefani Wolff	Director	March 9, 2023
Stefani Wolff