Form 10-Q
period 2023-03-31
Rain Oncology Inc.
filed 2023-05-11
CIK 1724979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of May 4, 2023, the registrant had 36,363,178 shares of common stock, $0.001 par value per share, outstanding, comprised of 26,520,458 shares of common stock, $0.001 par value per share and 9,842,720 shares of non-voting common stock, $0.001 par value per share.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Rain Oncology Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2023	2022 (1)
Assets
Current assets:
Cash and cash equivalents	$44,100	$61,955
Short-term investments	65,670	68,499
Prepaid and other current assets	3,205	3,174
Total current assets	112,975	133,628
Property and equipment, net	75	93
Operating lease right-of-use asset	224	258
Other assets	904	1,201
Total assets	$114,178	$135,180
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,421	$7,146
Accrued research and development	8,046	8,232
Other accrued liabilities	3,849	6,424
Operating lease liability, current portion	164	164
Total current liabilities	19,480	21,966
Operating lease liability, net of current portion	77	113
Other long-term liabilities	64	65
Total liabilities	19,621	22,144
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 36,363,178 shares (comprised of 26,520,458 shares of common stock and 9,842,720 shares of non-voting common stock) and 36,290,292 shares (comprised of 25,947,572 shares of common stock and 10,342,720 shares of non-voting common stock) issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	37	37
Additional paid-in capital	280,739	278,853
Accumulated other comprehensive loss	(47)	(166)
Accumulated deficit	(186,172)	(165,688)
Total stockholders’ equity	94,557	113,036
Total liabilities and stockholders’ equity	$114,178	$135,180

(1)	The balance sheet at December 31, 2022 has been derived from the audited financial statements included in Rain Oncology Inc.’s Annual Report on Form 10-K filed on March 9, 2023.

See accompanying Notes to Condensed Consolidated Financial Statements.

Rain Oncology Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$16,677	$13,555
General and administrative	5,066	3,895
Total operating expenses	21,743	17,450
Loss from operations	(21,743)	(17,450)
Other income:
Interest income	1,259	56
Total other income	1,259	56
Net loss	$(20,484)	$(17,394)
Net loss per share, basic and diluted	$(0.56)	$(0.66)
Weighted-average shares used to compute net loss per share, basic and diluted	36,339,851	26,511,743

Net loss	$(20,484)	$(17,394)
Other comprehensive loss:
Unrealized gain (loss) on short-term investments	119	(300)
Comprehensive loss	$(20,365)	$(17,694)

See accompanying Notes to Condensed Consolidated Financial Statements.

Rain Oncology Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of December 31, 2022	36,290,292	$37	$278,853	$(165,688)	$(166)	$113,036
Exercise of stock options	20,757	—	75	—	—	75
Issuance of common stock from employee stock purchase plan	20,129	—	137	—	—	137
Issuance of common stock in connection with equity financings, net of issuance costs	32,000	—	106			106
Stock-based compensation expense	—	—	1,568	—	—	1,568
Unrealized gain on investments	—	—	—	—	119	119
Net loss	—	—	—	(20,484)	—	(20,484)
Balance as of March 31, 2023	36,363,178	$37	$280,739	$(186,172)	$(47)	$94,557

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of December 31, 2021	26,475,812	$27	$220,530	$(89,964)	$(89)	$130,504
Exercise of stock options	24,262	—	106	—	—	106
Issuance of common stock from employee stock purchase plan	26,804	—	293	—	—	293
Stock-based compensation expense	—	—	1,242	—	—	1,242
Unrealized loss on investments	—	—	—	—	(300)	(300)
Net loss	—	—	—	(17,394)	—	(17,394)
Balance as of March 31, 2022	26,526,878	$27	$222,171	$(107,358)	$(389)	$114,451

See accompanying Notes to Condensed Consolidated Financial Statements.

Rain Oncology Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(20,484)	$(17,394)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expense	18	22
Stock-based compensation expense	1,568	1,242
Amortization of premium and accretion of discounts on short-term investments, net	(585)	33
Fair value gain on investments	15	—
Changes in operating assets and liabilities:
Prepaid and other current assets	(31)	2,271
Operating lease right-of-use asset and liability, net	(2)	(1)
Other assets	(1)	(7)
Accounts payable	275	(3,083)
Accrued research and development	(186)	1,025
Other accrued liabilities	(2,426)	(1,218)
Net cash used in operating activities	(21,839)	(17,110)

Investing activities
Purchases of short-term investments	(18,132)	(9,514)
Maturities of short-term investments	21,650	22,950
Net cash provided by investing activities	3,518	13,436

Financing Activities
Proceeds from the issuance of common stock under the Company’s equity incentive plans and employee stock purchase plan	212	399
Proceeds from issuance of common stock in connection with the Company’s at-the-market facility	343	—
Payments of issuance costs related to equity financings	(89)	—
Net cash provided by financing activities	466	399

Net decrease in cash and cash equivalents	(17,855)	(3,275)
Cash and cash equivalents at beginning of period	61,955	24,780
Cash and cash equivalents at end of period	$44,100	$21,505

See accompanying Notes to Condensed Consolidated Financial Statements.

Rain Oncology Inc.

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

On June 22, 2022, the Company formed Rain Oncology Australia Pty Ltd (“Rain Oncology Australia”), a wholly owned subsidiary incorporated under the laws of Australia. As of March 31, 2023, Rain Oncology Australia was not yet operational.

On December 22, 2022, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a change of the Company’s name from “Rain Therapeutics Inc.” to “Rain Oncology Inc.” effective as of December 30, 2022.

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) related to a Quarterly Report on Form 10-Q. These condensed consolidated financial statements include the accounts of the Company and Rain Oncology Australia. All significant inter-company transactions, balances and expenses have been eliminated upon consolidation. Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”). The year-end balance sheet data was derived from the Company’s audited financial statements but does not include all disclosures required by U.S. GAAP. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K, filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The unaudited financial information for the interim periods presented herein reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operation for the periods presented, with such adjustments consisting only of normal recurring adjustments.

Liquidity and Capital Resources

The Company has devoted substantially all of its efforts to drug discovery and development, raising capital and building operations. The Company has a limited operating history and has not generated any revenue since its inception, and the sales and income potential of the Company’s business is unproven. The Company has incurred net losses and negative cash flows from operating activities since its inception and expects to continue to incur net losses into the foreseeable future as it continues the development of its product candidates. From inception through March 31, 2023, the Company has funded its operations through net proceeds from its initial public offering (IPO) in April 2021, the offering, issuance and sale of its common stock in November 2022 (the November 2022 Offering), as well as the issuance of convertible promissory notes and convertible preferred stock.

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

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent liabilities in the Company’s condensed consolidated financial statements and accompanying notes. The most significant estimate in the Company’s condensed consolidated financial statements relates to the clinical trial expense accruals. Management evaluates its estimates on an ongoing basis. Although these estimates are based on the Company’s historical experience, knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents include commercial paper and money market funds.

Available-for-Sale Investments

The Company holds investment grade securities consisting of commercial paper, corporate debt securities, U.S. government securities and U.S. agency bonds, classified as available-for-sale (AFS) securities at the time of purchase, since it is the Company’s intent that these investments be available for current operations. The Company has classified all of its AFS securities as current assets in the condensed consolidated balance sheets even though the stated maturity date may be one year or more beyond the current condensed consolidated balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund its operations, as necessary.

The Company carries these securities at fair value and reports unrealized gains and losses, if any, as a separate component of accumulated other comprehensive loss. The cost of debt securities is adjusted for amortization of purchase premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income in the condensed consolidated statements of operations and comprehensive loss. Realized gains and losses on sales of securities are determined using the specific identification method and recorded in interest income in the condensed consolidated statement of operations and comprehensive loss.

Allowance for Credit Losses

For AFS securities in an unrealized loss position, the Company first assesses whether it intends to sell, or if it is more likely than not that the Company will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through earnings. For AFS securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the severity of the impairment, any changes in interest rates, market conditions, changes to the underlying credit ratings and forecasted recovery, among other factors. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest income through an allowance account. Any impairment that has not been recorded through an allowance for credit losses is included in other comprehensive loss in the condensed consolidated statement of operations and comprehensive loss.

The Company elected the practical expedient to exclude the applicable accrued interest from both the fair value and amortized costs basis of its AFS securities for purposes of identifying and measuring an impairment. Accrued interest receivable on AFS securities is recorded in prepaid and other current assets in the condensed consolidated balance sheets. The Company’s accounting policy is to not measure an allowance for credit loss for accrued interest receivable and to write-off any uncollectible accrued interest receivable as a reversal of interest income in a timely manner, which the Company considers to be in the period in which it determines the accrued interest will not be collected by the Company.

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

Recent Accounting Pronouncements

Financial Instruments. In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The objective of the standard is to improve financial reporting of expected credit losses on financial instruments and other commitments to extend credit. ASU 2016-13 requires that an entity measure and recognize expected credit losses for financial assets held at amortized cost and replaces the incurred loss impairment methodology in prior U.S. GAAP with a methodology that requires consideration of a broader range of information to estimate credit losses, and establishes additional disclosures related to credit risks. The Company adopted Topic 326 on January 1, 2023. The adoption did not have a significant impact on its condensed consolidated financial statements or the related disclosures.

There were no other significant updates to the recently issued accounting standards other than as disclosed herein for the three months ended March 31, 2023. Although there are several other new accounting pronouncements issued or proposed by the FASB, based on the Company’s preliminary assessment, the Company does not believe any of those accounting pronouncements have had or will have a material impact on its financial position or operating results.

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

The Company’s money market funds under cash and cash equivalents are classified using Level 1 inputs within the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2023.

The following tables summarize financial assets that the Company measured at fair value on a recurring basis, classified in accordance with the fair value hierarchy (in thousands):

	Fair Value Measurements at Reporting Date Using:
	Level 1	Level 2	Level 3	Total
As of March 31, 2023:
Money market funds	$6,439	$—	$—	$6,439
Commercial paper	—	54,191	—	54,191
U.S. government securities	5,665	—	—	5,665
U.S. agency bonds	—	42,946	—	42,946
Total cash equivalents and short-term investments	$12,104	$97,137	$—	$109,241
Reported as:
Cash and cash equivalents (includes cash of $529)				$44,100
Short-term investments				65,670
Total cash, cash equivalents and short-term investments				$109,770

	Fair Value Measurements at Reporting Date Using:
	Level 1	Level 2	Level 3	Total
As of December 31, 2022:
Money market funds	$8,528	$—	$—	$8,528
Commercial paper	—	83,423	—	83,423
U.S. government securities	10,837	—	—	10,837
U.S. agency bonds	—	22,143	—	22,143
Corporate debt securities	—	997	—	997
Total cash equivalents and short-term investments	$19,365	$106,563	$—	$125,928
Reported as:
Cash and cash equivalents (includes cash of $4,526)				$61,955
Short-term investments				68,499
Total cash, cash equivalents and short-term investments				$130,454

There were no liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022.

Note 4 – Investments

The Company invests in available-for-sale securities consisting of money market funds, commercial paper, U.S. government securities, U.S. agency bonds and corporate debt securities. Available-for-sale securities are classified as either cash and cash equivalents or short-term investments in the condensed consolidated balance sheets.

The following tables summarize, by major types of cash equivalents, and investments that are measured at fair value on a recurring basis (in thousands):

	As of March 31, 2023
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Money market funds	$6,439	$—	$—	$6,439
Commercial paper	54,222	3	(34)	54,191
U.S. government securities	5,676	1	(12)	5,665
U.S. agency bonds	42,951	9	(14)	42,946
Cash equivalents and short-term investments	$109,288	$13	$(60)	$109,241

	As of December 31, 2022
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Money market funds	$8,528	$—	$—	$8,528
Commercial paper	83,479	11	(67)	83,423
U.S. government securities	10,910	—	(73)	10,837
U.S. agency bonds	22,175	4	(36)	22,143
Corporate debt securities	1,002	—	(5)	997
Cash equivalents and short-term investments	$126,094	$15	$(181)	$125,928

The contractual maturities of the Company’s AFS securities were as follows (in thousands):

	As of March 31, 2023	As of December 31, 2022
Due within one year	$62,709	$63,595
Due within one to two years	2,961	4,904
Total	$65,670	$68,499

The AFS investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current condensed consolidated balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund the Company’s operations, as necessary. There were no realized gains or losses due to investment sales for the three months ended March 31, 2023 and 2022. As of March 31, 2023, $58.2 million of the Company’s marketable securities were in gross unrealized loss positions, of which none had been in such position for greater than 12 months and $29.9 million will mature within three months of March 31, 2023.

The Company does not intend to sell its AFS investments before maturity, and it is unlikely that the Company will be required to sell such investments before recovery of their amortized cost basis. Based on the Company’s review of these AFS securities, the unrealized losses as of March 31, 2023 were primarily due to changes in interest rates and not due to increased credit risks associated with specific securities. The Company has no allowance for credit losses as of March 31, 2023 and December 31, 2022. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive loss.

Accrued interest receivables on AFS securities were $0.2 million and $0.1 million as of March 31, 2023 and December 31, 2022, respectively. The Company has not written off any accrued interest receivables for the three months ended March 31, 2023 and 2022.

Note 5 - Condensed Consolidated Balance Sheet Details

Prepaid and Other Current Assets

Prepaid and other current assets consist of the following (in thousands):

	As of March 31, 2023	As of December 31, 2022
Prepaid research	$1,419	$1,103
Prepaid other	765	416
FICA tax credit receivable	494	571
Prepaid insurance	318	913
Deposits	19	19
Other current assets	190	152
Prepaid and other current assets	$3,205	$3,174

Property and Equipment, Net

Property and equipment, net, consist of the following (in thousands):

	As of March 31, 2023	As of December 31, 2022
Furniture and equipment	$204	$204
Leasehold improvements	67	67
Computer equipment	50	50
Construction in progress	8	8
	329	329
Less: accumulated depreciation and amortization expense	(254)	(236)
Property and equipment, net	$75	$93

Depreciation and amortization expense for the three months ended March 31, 2023 and 2022 was $18,000 and $22,000, respectively.

Other Non-Current Assets

Other non-current assets consist of the following (in thousands):

	As of March 31, 2023	As of December 31, 2022
Deposits	$781	$781
FICA tax credit receivable	53	52
Other	70	368
Other non-current assets	$904	$1,201

Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	As of March 31, 2023	As of December 31, 2022
Accrued bonus	$1,015	$3,379
ESPP liability	165	155
Accrued payroll and related	123	229
Other	2,546	2,661
Other accrued liabilities	$3,849	$6,424

Note 6 – Stockholders’ Equity

In April 2021, the Company filed a certificate of amendment to its certificate of incorporation, which authorized 260,000,000 shares of capital stock, consisting of 250,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.001 per share that may be issued from time to time by the Company’s board of directors (the “Board of Directors”) in one or more series. Of the 250,000,000 shares of common stock, 200,000,000 shares were designated as “Common Stock” and 50,000,000 shares were designated as “Non-Voting Common Stock.”

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

Stock Options

A summary of the Company’s stock option activities during the three months ended March 31, 2023 is as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
		Price Per	Contract Term	Value
	Total Options	Share	(in years)	(in millions)
Outstanding as of December 31, 2022	2,593,761	$8.08	8.2	$5.3
Granted	1,201,862	$9.48
Exercised	(20,757)	$3.59
Forfeited or cancelled	(24,032)	$14.22
Outstanding as of March 31, 2023	3,750,834	$8.51	8.6	$6.4
Vested and expected to vest as of March 31, 2023	3,750,834	$8.51	8.6	$6.4
Vested and exercisable as of March 31, 2023	1,200,570	$7.47	7.3	$3.6

The weighted-average grant date fair values of option grants during the three months ended March 31, 2023 and 2022 were $7.90 and $8.71 per share, respectively. The weighted-average grant date fair values of options forfeited during the three months ended March 31, 2023 and 2022 were $11.96 and $12.69 per share, respectively.

Restricted Stock Units

A summary of the Company’s RSU activities during the three months ended March 31, 2023 is as follows:

		Weighted-	Aggregate
	Total	Average	Intrinsic
	Restricted	Grant Date	Value
	Stock Units	Fair Values	(in millions)
Outstanding as of December 31, 2022	8,945	$6.25	$0.1
Granted	95,333	$9.59
Vested	—	$—
Forfeited or cancelled	(251)	$6.25
Outstanding as of March 31, 2023	104,027	$9.31	$0.9

There were no RSUs vested during the three months ended March 31, 2023.

Employee Stock Purchase Plan

The ESPP was approved by the Board of Directors and became effective on April 15, 2021. The ESPP initially reserved and authorized the issuance of up to 259,689 shares of common stock to participating employees. Under the ESPP, eligible employees can contribute up to 15% of their eligible compensation, as defined in the ESPP, towards the purchase of the Company’s common stock at a price of 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. The ESPP provides for twenty-four-month offering periods with four six-month purchase periods in each offering period. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2022 and each January 1 thereafter through January 31, 2032, by 1.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year. As a result, the number of shares of common stock reserved for issuance under the ESPP increased by 362,902 shares on January 1, 2023. Under the ESPP, the Company issued 20,129 shares of common stock for aggregate cash proceeds of $0.1 million during the three months ended March 31, 2023.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$1,126	$889
General and administrative	442	353
Total stock-based compensation expense	$1,568	$1,242

As of March 31, 2023, the total unrecognized compensation cost was $19.4 million and is expected to be recognized as expense over approximately 2.9 years.

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the stock option grants were as follows:

	Three Months Ended March 31,
	2023	2022
Risk-free interest rate	3.9% - 4.3%	1.6% - 1.7%
Expected volatility	102.8% - 102.9%	112.0% - 112.1%
Expected term (in years)	6.1	6.1
Expected dividend yield	0%	0%

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

Forfeitures. The Company reduces stock-based compensation expense for actual forfeitures during the period.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consist of the following:

	As of March 31, 2023	As of December 31, 2022
Stock options	3,750,834	2,593,761
Restricted stock units	104,027	8,945
Reserved for future equity award grants	3,263,431	3,084,732
Reserved for future ESPP issuances	809,358	466,585
Common stock reserved for future issuance	7,927,650	6,154,023

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

Daiichi Sankyo License Agreement

On September 2, 2020, the Company licensed the rights to milademetan (DS-3032b) for all human prophylactic or therapeutic uses in all countries and territories of the world from Daiichi Sankyo Company, Limited (“Daiichi Sankyo”), a Japanese corporation (the “Daiichi Sankyo License Agreement”). Daiichi Sankyo conducted clinical studies of milademetan prior to the Company’s licensing the rights to this product. The Company refers to this product candidate as milademetan.

In accordance with the terms of the Daiichi Sankyo License Agreement, the Company paid Daiichi Sankyo an initial upfront payment of $5.0 million in September 2020.

Under the Daiichi Sankyo License Agreement, the Company obtained worldwide, sublicensable exclusive rights to seven families of patents with respect to milademetan (the “Licensed Compound”). The Company is solely responsible under the Daiichi Sankyo License Agreement for the research, development and registration of milademetan. Pursuant to the Daiichi Sankyo License Agreement, Daiichi Sankyo had the right to continue to conduct three clinical trials and prepare final reports with respect to these clinical trials, and such right expires upon all subjects completing the study treatment. The Company has agreed to reimburse Daiichi Sankyo certain third-party expenses incurred while conducting such trials. On March 3, 2022, the Company and Daiichi Sankyo entered into a Memorandum of Understanding, which provides that Daiichi Sankyo will terminate its U105 study, and the Company will reimburse a total of $2.0 million to Daiichi Sankyo for expenses related to such study in four installments of $0.5 million each until December 31, 2022. As of March 31, 2023, the Company paid all four installments under the Memorandum of Understanding. Under the Daiichi Sankyo License Agreement, the Company made other clinical trials payments of $30,000 for each of the three months ended March 31, 2023 and 2022.

The Company is required to make aggregate future milestone payments of up to $223.5 million, contingent on the attainment of certain development, regulatory and sales milestones. The $223.5 million aggregate future milestone payments include a $2.0 million increase that was agreed upon in the Memorandum of Understanding with Daiichi Sankyo. On July 20, 2021, the Company announced that the first patient has been randomized in the multicenter, open-label, Phase 3 registrational trial (MANTRA) evaluating milademetan for the treatment of de-differentiated liposarcoma. Accordingly, pursuant to the Daiichi Sankyo License Agreement, the Company recorded $5.5 million in milestone fees as research and development expense in the consolidated statement of operations and comprehensive loss during the year ended December 31, 2021. Of the $5.5 million milestone fees, $2.5 million was paid in the third quarter of 2021 and $3.0 million was accrued as part of accrued research and development in the consolidated balance sheet as of December

31, 2021. On June 29, 2022, the Company and Daiichi Sankyo entered into an amendment to the Daiichi Sankyo License Agreement. The amendment reduced the $3.0 million milestone fee liability associated with the previously achieved milestone to $2.0 million. The amendment also extended the due date of the milestone fee payment to June 30, 2023. During the three months ended March 31, 2023 and 2022, the Company incurred no milestone research and development expense under the Daiichi Sankyo License Agreement.

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

Drexel License Agreement and Sponsored Research Agreement

In February 2023, the Company decided to discontinue further development of its preclinical program focused on targeting RAD52 in the DNA damage repair pathway, and the Company notified Drexel University (“Drexel”) of the termination of the intellectual property license agreement, dated July 30, 2020, between Drexel and the Company to focus use of the Company’s financial and personnel resources on the milademetan clinical program.

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

In October 2022, the Company entered into a second amendment to its corporate headquarters lease agreement to expand the leased premises by approximately 3,880 square feet. The lease commencement date for the expansion premises is expected to be July 2023 and will expire in September 2024. Total future lease payments over the life of the lease are estimated to increase by approximately $0.2 million as a result of the amendment.

In March 2023, the Company entered into a third amendment to its corporate headquarters lease agreement to expand the leased premises by approximately 5,600 square feet on a temporary basis. The lease commencement date for the expansion into the temporary space was March 2023 and will expire on the date the expanded premises under the second amendment are ready for occupancy. Pursuant to this third amendment, the Company will not pay any rent on the temporary space, but the Company will be responsible for its share of operating costs, taxes, and utilities.

The future minimum lease payments required under the operating lease are summarized as follows (in thousands):

As of March 31, 2023
2023 - remainder	$129
2024	129
2025	—
Total minimum lease payments	$258
Less: amount representing interest	(17)
Present value of operating lease liabilities	$241
Operating lease liabilities, current	164
Operating lease liabilities, non-current	77
Total operating lease liabilities	$241

Weighted-average remaining lease term (in years)	1.4
Weighted-average incremental borrowing rate	10.0%

In addition to what is included in the table above, the future minimum lease payments for the operating lease not yet commenced are summarized as follows (in thousands):

As of March 31, 2023
2023	$86
2024	130
2025	—
Total minimum lease payments	$216

The table below summarizes the Company’s lease costs and cash payments in connection with operating lease obligations (in thousands):

	Three Months Ended March 31,
	2023	2022
Total operating lease expense	$40	$40
Operating cash flows used for operating lease	$43	$41

Contingencies

In the event the Company becomes subject to claims or suits arising in the ordinary course of business, the Company would accrue a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated.

Note 9 – Employee Benefits

The Company has a defined contribution 401(k) plan available to eligible employees. Under the terms of the plan, employees may make voluntary contributions as a percent of compensation, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain contributions to the 401(k) plan. The Company made matching contributions of $433,630 and $75,000 for the three months ended March 31, 2023 and 2022, respectively.

Note 10 – Net Loss Per Share

The following table summarizes the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(20,484)	$(17,394)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	36,339,851	26,511,743
Weighted-average shares used to compute net loss per share, basic and diluted	36,339,851	26,511,743
Net loss per share, basic and diluted	$(0.56)	$(0.66)

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	As of March 31,
	2023	2022
Stock options	3,750,834	2,300,672
Restricted stock units	104,027	—
ESPP shares	30,993	51,330
Total	3,885,854	2,352,002

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contain forward-looking statements based upon our current plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and beliefs. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” and included in our Annual Report on Form 10-K for the year ended December 31, 2022. You should carefully read the sections titled “Note Regarding Forward-Looking Statements” and “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from the results described below.

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

Our lead product candidate, milademetan (also known as RAIN-32) is an oral, small molecule inhibitor of the mouse double minute 2 (MDM2)-p53 complex that reactivates p53. We in-licensed milademetan from Daiichi Sankyo Company, Limited (Daiichi Sankyo) in September 2020 based on the results of a Phase 1 clinical trial, which demonstrated meaningful antitumor activity in an MDM2-amplified subtype of liposarcoma (LPS) and other solid tumors. Data from de-differentiated liposarcoma (DDLPS) patients in the Phase 1 clinical trial of milademetan demonstrated median progression-free survival (mPFS) of approximately seven to eight months. Importantly, this result was accomplished with a rationally designed dosing schedule designed to mitigate safety concerns and widen the therapeutic window of MDM2 inhibition unlocking the potential for milademetan in a broad range of MDM2-dependent cancers. Based on these data, we commenced a pivotal Phase 3 trial in LPS (MANTRA) in July 2021. We expect to report topline data from our MANTRA trial in the second quarter of 2023. We also commenced a Phase 2 tumor-agnostic basket trial in certain solid tumors (MANTRA-2) in November 2021. We anticipate commencing a Phase 1/2 basket trial to evaluate the safety, tolerability and efficacy of milademetan in combination with atezolizumab in patients with loss of cyclin-dependent kinase inhibitor 2A (CDKN2A) and wildtype p53 advanced solid tumors (MANTRA-4) in mid-2023.

Since our inception in 2017, we have incurred significant operating losses and have utilized substantially all of our resources to date in-licensing and developing our product candidates, organizing and staffing our company and providing other general and administrative support for our operations. As of March 31, 2023, we had an accumulated deficit of $186.2 million and we incurred net losses of approximately $20.5 million and $17.4 million for the three months ended March 31, 2023 and 2022, respectively. Our operations to date have been funded primarily through the issuance of convertible promissory notes, the issuance of convertible preferred stock, as well as issuance and sale of common stock through our initial public offering (IPO) and our offering, issuance and sale of our common stock in November 2022 (the November 2022 Offering). From our inception through March 31, 2023, we have raised aggregate gross proceeds of $9.9 million from the issuance of convertible promissory notes and $81.9 million from the issuance of convertible preferred stock. In November 2022, we completed a registered direct offering of an aggregate of 8,576,330 shares of common stock and non-voting common stock at $5.83 per share. In addition, we issued an additional 1,140,068 shares of common stock in connection with the exercise of the underwriters’ option to purchase additional shares at the offering price. We received net proceeds from our November 2022 Offering of approximately $52.9 million, after deducting underwriting discounts and commissions, and other offering fees. As of March 31, 2023, we had cash, cash equivalents and short-term investments of $109.8 million. Although we believe, based on our current business plans, that our existing cash, cash equivalents and short-term investments will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development of our drug candidates. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years as we continue our development of, and seek regulatory approvals for, our product candidates and begin to commercialize any approved products, seek to expand our product pipeline, invest in our organization, as well as incur expenses associated with operating as a public company.

We do not expect to generate any revenue from product sales unless and until we successfully complete development and obtain regulatory approval for one or more product candidates, which will not be for many years, if ever. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through public or private equity offerings, debt financings or other capital sources which may include strategic collaborations, licensing arrangements or other arrangements with third parties. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms or at all. If we raise funds through strategic collaborations or other similar arrangements with third parties, we may have to relinquish valuable rights to our platform technology, future revenue streams, research programs or product candidates or we may have to grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts. Our ability to raise additional funds may be adversely impacted by potential worsening global macroeconomic conditions and the disruptions to and volatility in the credit and financial markets in the United States and worldwide. Because of the numerous risks and uncertainties associated with our product development, we cannot predict the timing or amount of increased expenses and cannot assure you that we will ever be profitable or generate positive cash flow from operating activities. Based upon our current operating plan, we estimate that our cash, cash equivalents and short-term investments as of March 31, 2023 will be sufficient to fund our current and planned clinical trials for our milademetan program.

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

Recent Developments

With respect to our ongoing and planned clinical trials, we expect to report topline data from our MANTRA Phase 3 registrational trial evaluating milademetan for the treatment of DDLPS in the second quarter of 2023. We also expect to commence a Phase 1/2 MANTRA-4 clinical trial to evaluate the safety, tolerability and efficacy of milademetan in combination with atezolizumab in patients with loss of CDKN2A and wildtype p53 advanced solid tumors in mid-2023.

Our Development Pipeline

Our development pipeline is unified by a strategy to target oncogenic drivers through differentiated therapies for which we are able to genetically select the patients we believe will be most likely to benefit from treatment. We currently retain global development and commercialization rights to all of our product candidates.

Our Lead Product Candidate, Milademetan

Milademetan Overview

Our lead product candidate, milademetan, is a small molecule, oral inhibitor of MDM2 and is being developed in patients with MDM2-dependent cancers. Historically, MDM2 inhibition has presented treatment challenges due to dose-

limiting, on-target hematologic toxicities. We believe an MDM2-targeted therapy must possess certain pharmacological characteristics related to potency and pharmacokinetics to allow for the design of an optimized dosing schedule. An optimized dosing schedule is intended to improve peak drug exposure leading to apoptosis and cell cycle arrest during the dosing period, while permitting hematopoietic precursor cell recovery during the dosing break, thereby minimizing hematologic toxicity. Milademetan’s differentiated profile, as a potent MDM2 inhibitor has enabled a rationally designed dosing schedule that we believe has the potential to reduce toxicities while preserving activity. We anticipate that this dosing schedule may also be applicable to other MDM2-dependent cancer populations across solid and hematologic tumor types.

Overview of p53 and MDM2

Milademetan reactivates p53, known as the “guardian of the genome,” by inhibiting MDM2. p53 is present in every normal cell and acts as a key regulator of a variety of cellular processes including cell cycle, DNA repair and apoptosis. In a normal cell, the activity of p53 is controlled and regulated by the inhibitory protein MDM2. MDM2 binds to p53, thereby inducing degradation and allowing normal cells to function properly. In response to cell damage and other stress conditions, p53 is activated and prevents the formation of cancerous cells by inducing apoptosis.

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

Clinical Development Plan

Phase 3 Trial in DDLPS Patients (MANTRA)

In July 2021, we initiated a randomized, multicenter, open-label, Phase 3 registrational trial (MANTRA) for patients with unresectable or metastatic DDLPS that has progressed on one or more prior systemic therapies, including at least one anthracycline-based therapy. This trial is an open label, 1:1 randomized trial comparing milademetan to trabectedin, a standard of care (SOC) therapeutic, planned for approximately 160 DDLPS patients with prior anthracycline-based therapy. The dosing schedule for the Phase 3 trial is identical to the Schedule D dose of 260 mg (qd 3/14x2) employed in the Phase 1 trial. The primary objective of the trial is to compare progression-free survival (PFS) evaluated by Response Evaluation Criteria in Solid Tumors (RECIST) criteria in blinded independent review between the milademetan treatment arm and the trabectedin control arm. Secondary endpoints include overall survival (OS), PFS by investigator assessment, objective response rate, duration of response, disease control rate, safety and patient reported outcomes. Our commencement of a Phase 3 trial following the Phase 1 trial referenced above is based on the data observed in the Phase 1 trial and FDA feedback with respect to our development plan.

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

Phase 2 MDM2-amplified Tumor-agnostic Basket Trial (MANTRA-2)

In November 2021, the first patient was dosed in the multicenter, single arm, open-label, Phase 2 basket trial evaluating Milademetan for the treatment of MDM2-amplified advanced solid (MANTRA-2). The MANTRA-2 trial is designed to evaluate the safety and efficacy of milademetan in patients with advanced or metastatic solid tumors refractory or intolerant to standard-of-care therapy and that exhibit wild-type p53 and a prespecified minimum MDM2 gene copy number. Approximately 65 patients are anticipated to be enrolled to receive milademetan. The primary endpoint of the trial is objective response rate (ORR) as measured by RECIST criteria. Secondary endpoints include duration of response, disease control rate progression-free survival by investigator assessment, OS, and growth modulation index.

We are enrolling patients that have received and progressed on SOC therapy and will be unlikely to tolerate or derive clinically meaningful benefit from SOC therapy. Patients with MDM2 amplification will be selected using local tumor testing, such as a commercially-available next generation sequencing-based diagnostic assay. Milademetan will be administered in doses of 260 mg using the Schedule D dosing schedule from the Phase 1 trial (qd 3/14). The primary endpoint of this trial is ORR by RECIST, with secondary endpoints of PFS, duration of response, OS, and growth-modulation index. We believe the basket trial is supported by data in the Phase 1 clinical trial, in which non-LPS patients with MDM2-amplified tumors exhibited tumor volume reductions and confirmed partial responses under RECIST criteria.

In November 2022, we announced preliminary data in our MANTRA-2 trial. As of the latest data cutoff on October 26, 2022, 17 patients had been enrolled, 15 of whom had been dosed with milademetan. There were 10 efficacy-evaluable patients with CN greater than or equal to 8 by central testing. We observed two unconfirmed partial responses with tumor regression of 34% and 30% (pancreatic and lung cancer, respectively). Two additional patients exhibited promising activity with tumor regression of 29% and 27% (biliary tract and breast cancer, respectively). In addition, we observed anti-tumor effect of milademetan in heavily pretreated, refractory patients, with a median of four prior therapies. The safety profile as of the data cutoff was preliminarily consistent with our prior Phase 1 trial of milademetan.

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

An initial Phase 1/2 basket trial (MANTRA-4) is planned to evaluate the safety, tolerability and efficacy of milademetan in combination with atezolizumab in patients with loss of CDKN2A and wildtype p53 advanced solid tumors who have previously progressed on ICI. We anticipate the start of the MANTRA-4 trial in mid-2023. Subsequent Phase 2 clinical trials evaluating the combination of milademetan and atezolizumab may span various additional tumor types.

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

Research and development expenses include:

●	salaries, payroll taxes, employee benefits and stock-based compensation charges for those individuals involved in research and development efforts;
●	expenses incurred in connection with research, laboratory consumables and preclinical studies;
●	external research and development expenses incurred under agreements with contract research organizations (CROs) and consultants to conduct and support our planned clinical trials of our product candidates;
●	the cost of consultants engaged in research and development-related services and the cost to manufacture drug product for use in our preclinical studies and clinical trials;
●	costs related to regulatory compliance;
●	the cost of annual license fees and the cost of acquiring in-process research and development, including upfront license payments; and
●	any development milestone payments that we may make under our license agreements.

We track external development costs by product candidate or development program, but we do not allocate personnel costs or other internal costs to specific development programs or product candidates as our personnel works across multiple development programs and product candidates. These costs are included in unallocated research and development expenses in the table below.

The following table summarizes our research and development expenses by product candidate or development program:

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Milademetan	$7,994	$8,551
Other research and clinical candidates	68	250
Unallocated internal research and development costs	8,615	4,754
Total research and development expenses	$16,677	$13,555

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

Our future clinical development costs may vary significantly. See the section titled “Risk Factors—Risks Related to Product Development—Preclinical and clinical development involves a lengthy and expensive process with uncertain outcomes, and results of earlier studies and trials may not be predictive of future clinical trial results. If our preclinical studies and clinical trials are not sufficient to support regulatory approval of any of our product candidates, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development of such product candidates” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Results of Operations

Comparison of Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022, together with the changes in those items in dollars:

	Three Months Ended March 31,
	2023	2022	Change

	(in thousands)
Operating expenses:
Research and development	$16,677	$13,555	$3,122
General and administrative	5,066	3,895	1,171
Total operating expenses	21,743	17,450	4,293
Loss from operations	(21,743)	(17,450)	(4,293)
Other income:
Interest income	1,259	56	1,203
Total other income	1,259	56	1,203
Net loss	$(20,484)	$(17,394)	$(3,090)

Research and Development Expenses

Research and development (R&D) expenses were $16.7 million and $13.6 million for the three months ended March 31, 2023 and 2022, respectively. The increase in R&D expenses was primarily related to clinical trial costs for milademetan, higher payroll-related costs for our R&D personnel, and various other R&D costs for milademetan. Non-cash stock-based compensation expenses included in R&D expenses were $1.1 million and $0.9 million for the three months ended March 31, 2023 and 2022, respectively. We expect our R&D costs to continue to increase for the remainder of 2023 as we continue our Phase 2 tumor-agnostic basket trial for milademetan (MANTRA-2) and as we initiate another tumor-agnostic basket trial (MANTRA-4).

General and Administrative Expenses

General and administrative (G&A) expenses were $5.1 million and $3.9 million for the three months ended March 31, 2023 and 2022, respectively. The increase in G&A expenses was primarily due to higher professional services costs of $0.5 million, higher legal costs of $0.4 million, and higher payroll-related costs of $0.1 million. Non-cash stock-based compensation expense included in G&A expenses was approximately $0.4 million for each of the three months ended March 31, 2023 and 2022. We expect our G&A expenses to continue to increase for the remainder of 2023 as we continue to build out systems and infrastructure to support our operations.

Other Income

Other income for the three months ended March 31, 2023 and 2022 represents interest income from money market or short-term investments.

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

We do not currently have any approved products and have not generated any revenue from product sales since inception. To date, we have financed our operations through the issuance of convertible promissory notes and the issuance of convertible preferred stock and common stock. From our inception through March 31, 2023, we have raised aggregate gross proceeds of $9.9 million from the issuance of convertible promissory notes and $81.9 million from the issuance of convertible preferred stock.

In May 2022, we entered into a sales agreement (the “Sales Agreement”) with Oppenheimer & Co. Inc. (the “Sales Agent”) pursuant to which we may offer and sell up to $50.0 million of shares of our common stock, from time to time, in “at-the-market” offerings (the “ATM Facility”). The Sales Agent is entitled to compensation at a commission equal to 3.0% of the aggregate gross sales price per share sold under the Sales Agreement. During the three months ended March 31, 2023, we received $0.3 million of net proceeds, after deducting underwriting discounts and commissions, from the sales of 32,000 shares of our common stock pursuant to the ATM Facility.

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

As of March 31, 2023, we had cash, cash equivalents and short-term investments of $109.8 million. Although we believe, based on our current business plans, that our existing cash, cash equivalents and short-term investments will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development of our drug candidates. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Future Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing development activities related to milademetan and other product candidates and programs, which are still in the early stages of development. In addition, we expect to continue to incur additional costs associated with operating as a public company. We expect that our expenses will increase substantially if and as we:

●	continue our ongoing clinical trials and initiate new clinical trials for our milademetan program;

●	initiate and continue research and preclinical and clinical development of our product candidates;
●	seek to identify and develop additional product candidates;
●	seek marketing approvals for any of our product candidates that successfully complete clinical trials, if any;
●	establish a sales, marketing, manufacturing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
●	require the manufacture of larger quantities of our product candidates for clinical development and potentially commercialization;
●	maintain, expand, protect and enforce our intellectual property portfolio;
●	acquire or in-license other drugs and technologies;
●	defend against any claims of infringement, misappropriation or other violation of third-party intellectual property;
●	hire and retain additional clinical, quality control and scientific personnel;
●	build out new facilities or expand existing facilities to support our ongoing development activity;
●	add operational, financial and management information systems and personnel, including personnel to support our drug development, any future commercialization efforts and our transition to a public company;
●	potentially experience the effects of the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide from ongoing macroeconomic conditions and the geopolitical environment; and
●	operate as a public company.

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

Cash Flows

The following table summarizes our sources and uses of cash and cash equivalents for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Net cash provided by (used in):
Operating activities	$(21,839)	$(17,110)
Investing activities	3,518	13,436
Financing activities	466	399
Net decrease in cash and cash equivalents	$(17,855)	$(3,275)

Operating Activities

We have incurred losses since inception. Net cash used in operating activities for the three months ended March 31, 2023 was $21.8 million, consisting primarily of net loss of $20.5 million, resulting from expenses associated with research and development activities for our lead product candidate and general and administrative expenses, partially offset by changes in operating assets and liabilities of $2.4 million and non-cash adjustments of $1.0 million.

Net cash used in operating activities for the three months ended March 31, 2022 was $17.1 million, consisting primarily of net loss of $17.4 million resulting from expenses associated with research and development activities for our lead product candidate, general and administrative expenses and net decrease in operating assets and liabilities of $1.0 million. This was partially offset by the non-cash stock compensation adjustment of $1.2 million.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2023 was $3.5 million, which related to $21.6 million of proceeds received from available for sale securities maturities, fully offset by purchases of available for sale securities of $18.1 million.

Net cash provided by investing activities for the three months ended March 31, 2022 was $13.4 million, which primarily related to $23.0 million of proceeds received from available for sale securities maturities. Purchases of available for sale securities during the period amounted to $9.5 million.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2023 was $0.5 million, which related to $0.3 million of net proceeds from the ATM Facility, after deducting underwriting discounts and commissions, and other offering fees and $0.2 million of net proceeds from option exercises and ESPP purchases.

Net cash provided by financing activities for the three months ended March 31, 2022 was $0.4 million, which primarily related to the net proceeds from option exercises and ESPP purchases.

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

Our incurred and accrued research and development obligations as of March 31, 2023 and December 31, 2022 were $8.0 million and $8.2 million, respectively.

There were no material changes outside of the ordinary course of business to our specific contractual obligations during the three months ended March 31, 2023.

Critical Accounting Policies and Use of Estimates

There have been no significant changes to our critical accounting policies and use of estimates from our disclosure reported in “Critical Accounting Estimates” in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022, except as described in Note 2 to the interim unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred when we have not yet been invoiced or otherwise notified of actual costs. During the course of a preclinical study or clinical trial, we adjust our prepaid and expense recognition if actual results differ from our estimates. To date, we have not experienced any material differences between accrued costs and actual costs incurred. The accrued research and development balances were $8.0 million and $8.2 million as of March 31, 2023 and December 31, 2022, respectively.

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

Stock-based compensation expense based on the fair value estimated is recognized over the requisite service period of the awards (generally the vesting period) on a straight-line basis. For the three months ended March 31, 2023 and 2022, stock-based compensation expense was $1.6 million and $1.2 million, respectively. The following table summarizes unvested equity compensation costs not yet recognized as of March 31, 2023 and December 31, 2022.

	As of March 31, 2023	As of December 31, 2022
Unvested equity compensation costs not yet recognized (in millions)	$19.4	$10.8
Weighted average period over which the unvested awards are expected to be recognized (in years)	2.9	2.5

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Our business is subject to various risks, including those described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes from the risk factors disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

3.3	Second Amended and Restated Bylaws of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2023).

4.1	Form of Common Stock Certificate of the Registrant (incorporated by reference from Exhibit 4.1 of the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed on April 9, 2021).

4.2

Amended and Restated Investors’ Rights Agreement, dated September 2, 2020, by and among the Registrant and certain of its stockholders (incorporated by reference from Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 filed on April 2, 2021).

10.1*+	Form of Director 2021 Equity Incentive Plan Grant Notice for Nonqualified Stock Options (One Year Vesting).

10.2*+	Form of Director 2021 Equity Incentive Plan Grant Notice for Nonqualified Stock Options (Three Year Vesting).

10.3*+	Form of Employee 2021 Equity Incentive Plan Grant Notice for Nonqualified Stock Options.

10.4*+	Form of Employee 2021 Equity Incentive Plan Grant Notice for Incentive Stock Options.

10.5*+	Form of Employee 2021 Equity Incentive Plan Grant Notice for Restricted Stock Unit Award.

10.6*	Third Amendment to Office Lease Agreement, dated March 16, 2023, between the Registrant and BSP Senita 8000 Jarvis, LLC.

31.1*	Certification of the principal executive officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of the principal financial officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

32.1 (1)	Certification of the principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
+	Indicates management contract or compensatory plan.
(1)	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rain Oncology Inc.

Date: May 11, 2023	By:	/s/ Avanish Vellanki
Avanish Vellanki
Chairman and Chief Executive Officer (principal executive officer)

Date: May 11, 2023	By:	/s/ Nelson Cabatuan
Nelson Cabatuan
Senior Vice President of Finance and Operations (principal financial and accounting officer)