Form 10-Q
period 2023-06-30
Rain Oncology Inc.
filed 2023-08-10
CIK 1724979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of August 4, 2023, the registrant had 36,375,671 shares of common stock, $0.001 par value per share, outstanding, comprised of 27,579,947 shares of common stock, $0.001 par value per share and 8,795,724 shares of non-voting common stock, $0.001 par value per share.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Rain Oncology Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2023	2022 (1)
Assets
Current assets:
Cash and cash equivalents	$40,076	$61,955
Short-term investments	46,214	68,499
Prepaid and other current assets	4,703	3,174
Total current assets	90,993	133,628
Property and equipment, net	361	93
Operating lease right-of-use asset	189	258
Other assets	180	1,201
Total assets	$91,723	$135,180
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,801	$7,146
Accrued research and development	7,380	8,232
Other accrued liabilities	4,986	6,424
Operating lease liability, current portion	164	164
Total current liabilities	18,331	21,966
Operating lease liability, net of current portion	39	113
Other long-term liabilities	64	65
Total liabilities	18,434	22,144
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 36,375,671 shares (comprised of 27,579,947 shares of common stock and 8,795,724 shares of non-voting common stock) and 36,290,292 shares (comprised of 25,947,572 shares of common stock and 10,342,720 shares of non-voting common stock) issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	37	37
Additional paid-in capital	281,588	278,853
Accumulated other comprehensive loss	(100)	(166)
Accumulated deficit	(208,236)	(165,688)
Total stockholders’ equity	73,289	113,036
Total liabilities and stockholders’ equity	$91,723	$135,180

(1)	The balance sheet at December 31, 2022 has been derived from the audited financial statements included in Rain Oncology Inc.’s Annual Report on Form 10-K filed on March 9, 2023.

See accompanying Notes to Condensed Consolidated Financial Statements.

Rain Oncology Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$14,980	$14,257	$31,657	$27,812
General and administrative	5,414	3,461	10,480	7,356
Restructuring charges	2,837	—	2,837	—
Total operating expenses	23,231	17,718	44,974	35,168
Loss from operations	(23,231)	(17,718)	(44,974)	(35,168)
Other income:
Interest income	1,167	107	2,426	163
Total other income	1,167	107	2,426	163
Net loss	$(22,064)	$(17,611)	$(42,548)	$(35,005)
Net loss per share, basic and diluted	$(0.61)	$(0.66)	$(1.17)	$(1.32)
Weighted-average shares used to compute net loss per share, basic and diluted	36,363,315	26,529,482	36,351,648	26,520,662

Net loss	$(22,064)	$(17,611)	$(42,548)	$(35,005)
Other comprehensive loss:
Unrealized gain (loss) on short-term investments	(53)	16	66	(284)
Comprehensive loss	$(22,117)	$(17,595)	$(42,482)	$(35,289)

See accompanying Notes to Condensed Consolidated Financial Statements.

Rain Oncology Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of December 31, 2022	36,290,292	$37	$278,853	$(165,688)	$(166)	$113,036
Exercise of stock options	20,757	—	75	—	—	75
Issuance of common stock from employee stock purchase plan	20,129	—	137	—	—	137
Issuance of common stock in connection with equity financings, net of issuance costs	32,000	—	106			106
Stock-based compensation expense	—	—	1,568	—	—	1,568
Unrealized gain on investments	—	—	—	—	119	119
Net loss	—	—	—	(20,484)	—	(20,484)
Balance as of March 31, 2023	36,363,178	$37	$280,739	$(186,172)	$(47)	$94,557
Issuance of common stock from employee stock purchase plan	12,493	—	12	—	—	12
Stock-based compensation expense	—	—	837	—	—	837
Unrealized loss on investments	—	—	—	—	(53)	(53)
Net loss	—	—	—	(22,064)	—	(22,064)
Balance as of June 30, 2023	36,375,671	$37	$281,588	$(208,236)	$(100)	$73,289

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of December 31, 2021	26,475,812	$27	$220,530	$(89,964)	$(89)	$130,504
Exercise of stock options	24,262	—	106	—	—	106
Issuance of common stock from employee stock purchase plan	26,804	—	293	—	—	293
Stock-based compensation expense	—	—	1,242	—	—	1,242
Unrealized loss on investments	—	—	—	—	(300)	(300)
Net loss	—	—	—	(17,394)	—	(17,394)
Balance as of March 31, 2022	26,526,878	$27	$222,171	$(107,358)	$(389)	$114,451
Exercise of stock options	3,000	—	12	—	—	12
Stock-based compensation expense	—	—	1,417	—	—	1,417
Unrealized gain on investments	—	—	—	—	16	16
Net loss	—	—	—	(17,611)	—	(17,611)
Balance as of June 30, 2022	26,529,878	$27	$223,600	$(124,969)	$(373)	$98,285

See accompanying Notes to Condensed Consolidated Financial Statements.

Rain Oncology Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net loss	$(42,548)	$(35,005)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	2,405	2,659
Depreciation and amortization expense	35	44
Amortization of premium and accretion of discounts on short-term investments, net	(1,067)	50
Fair value gain on investments	8	—
Changes in operating assets and liabilities:
Prepaid and other current assets	(1,529)	2,072
Operating lease right-of-use asset and liability, net	(5)	(3)
Other assets	724	(167)
Accounts payable	(1,346)	(4,037)
Accrued research and development	(852)	1,491
Other accrued liabilities	(1,288)	(1,646)
Net cash used in operating activities	(45,463)	(34,542)

Investing activities
Purchases of short-term investments	(26,740)	(17,140)
Maturities of short-term investments	50,150	69,900
Purchases of property and equipment, net	(304)	—
Net cash provided by investing activities	23,106	52,760

Financing Activities
Proceeds from the issuance of common stock under the Company’s equity incentive plans and employee stock purchase plan	224	411
Proceeds from issuance of common stock in connection with the Company’s at-the-market facility	343	—
Payments of issuance costs related to equity financings	(89)	—
Net cash provided by financing activities	478	411

Net (decrease) increase in cash and cash equivalents	(21,879)	18,629
Cash and cash equivalents at beginning of period	61,955	24,780
Cash and cash equivalents at end of period	$40,076	$43,409

See accompanying Notes to Condensed Consolidated Financial Statements.

Rain Oncology Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 – Organization and Nature of Operations

Description of Business

Rain Oncology Inc. (“Rain” or the “Company”), formerly known as Rain Therapeutics Inc., was incorporated in the state of Delaware in April 2017. Rain is a precision oncology company developing therapies that target oncogenic drivers for which the Company is able to genetically select patients the Company believes will most likely benefit. Rain’s product candidate, milademetan, is a small molecule, oral inhibitor of the MDM2-p53 complex that reactivates p53. The Company operates in one business segment and its principal operations are in the United States, with its headquarters in Newark, California.

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

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) related to a Quarterly Report on Form 10-Q. These condensed consolidated financial statements include the accounts of the Company and Rain Oncology Australia. All significant inter-company transactions, balances and expenses have been eliminated upon consolidation. Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”). The year-end balance sheet data was derived from the Company’s audited financial statements but does not include all disclosures required by U.S. GAAP. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K, filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The unaudited financial information for the interim periods presented herein reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operation for the periods presented, with such adjustments consisting only of normal recurring adjustments.

Liquidity and Capital Resources

The Company has devoted substantially all of its efforts to drug discovery and development, raising capital and building operations. The Company has a limited operating history and has not generated any revenue since its inception, and the sales and income potential of the Company’s business is unproven. The Company has incurred net losses and negative cash flows from operating activities since its inception and expects to continue to incur net losses into the foreseeable future as it continues the development of its product candidates. From inception through June 30, 2023, the Company has funded its operations through net proceeds from its initial public offering in April 2021, the offering, issuance and sale of its common stock in November 2022, as well as the issuance of convertible promissory notes and convertible preferred stock.

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

Restructuring

Restructuring costs comprised of severance, other termination benefit costs and stock-based compensation expense for stock option modifications related to workforce reductions. The Company recognizes restructuring charges when the liability is probable, and the amount is estimable. Employee termination benefits are accrued at the date management has committed to a plan of termination and affected employees have been notified of their termination date and expected severance benefits.

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

Recent Accounting Pronouncements

Financial Instruments. In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The objective of the standard is to improve financial reporting of expected credit losses on financial instruments and other commitments to extend credit. ASU 2016-13 requires that an entity measure and recognize expected credit losses for financial assets held at amortized cost and replaces the incurred loss impairment methodology in prior U.S. GAAP with a methodology that requires consideration of a broader range of information to estimate credit losses, and establishes additional disclosures related to credit risks. The Company adopted Topic 326 on January 1, 2023. The adoption did not have a significant impact on the Company’s condensed consolidated financial statements or the related disclosures.

There were no other significant updates to the recently issued accounting standards other than as disclosed herein for the three and six months ended June 30, 2023. Although there are several other new accounting pronouncements issued or proposed by the FASB, based on the Company’s preliminary assessment, the Company does not believe any of those accounting pronouncements have had or will have a material impact on its financial position or operating results.

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

The Company’s money market funds under cash and cash equivalents are classified using Level 1 inputs within the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. There were no transfers between levels of the fair value hierarchy during the three and six months ended June 30, 2023.

The following tables summarize financial assets that the Company measured at fair value on a recurring basis, classified in accordance with the fair value hierarchy (in thousands):

	Fair Value Measurements at Reporting Date Using:
	Level 1	Level 2	Level 3	Total
As of June 30, 2023:
Money market funds	$14,051	$—	$—	$14,051
Commercial paper	—	36,169	—	36,169
U.S. government securities	16,337	—	—	16,337
U.S. agency bonds	—	19,066	—	19,066
Total cash equivalents and short-term investments	$30,388	$55,235	$—	$85,623
Reported as:
Cash and cash equivalents (include cash of $667)				$40,076
Short-term investments				46,214
Total cash, cash equivalents and short-term investments				$86,290

	Fair Value Measurements at Reporting Date Using:
	Level 1	Level 2	Level 3	Total
As of December 31, 2022:
Money market funds	$8,528	$—	$—	$8,528
Commercial paper	—	83,423	—	83,423
U.S. government securities	10,837	—	—	10,837
U.S. agency bonds	—	22,143	—	22,143
Corporate debt securities	—	997	—	997
Total cash equivalents and short-term investments	$19,365	$106,563	$—	$125,928
Reported as:
Cash and cash equivalents (include cash of $4,526)				$61,955
Short-term investments				68,499
Total cash, cash equivalents and short-term investments				$130,454

There were no liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022.

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

The following tables summarize, by major types of cash equivalents, and investments that are measured at fair value on a recurring basis (in thousands):

	As of June 30, 2023
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Money market funds	$14,051	$—	$—	$14,051
Commercial paper	36,189	1	(21)	36,169
U.S. government securities	16,347	4	(14)	16,337
U.S. agency bonds	19,136	—	(70)	19,066
Cash equivalents and short-term investments	$85,723	$5	$(105)	$85,623

	As of December 31, 2022
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Money market funds	$8,528	$—	$—	$8,528
Commercial paper	83,479	11	(67)	83,423
U.S. government securities	10,910	—	(73)	10,837
U.S. agency bonds	22,175	4	(36)	22,143
Corporate debt securities	1,002	—	(5)	997
Cash equivalents and short-term investments	$126,094	$15	$(181)	$125,928

The contractual maturities of the Company’s AFS securities were as follows (in thousands):

	As of June 30, 2023	As of December 31, 2022
Due within one year	$46,214	$63,595
Due within one to two years	—	4,904
Total	$46,214	$68,499

The AFS investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current condensed consolidated balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund the Company’s operations, as necessary. There were no realized gains or losses due to investment sales for the three and six months ended June 30, 2023 and 2022. As of June 30, 2023, $52.1 million of the Company’s marketable securities were in gross unrealized loss positions, of which none had been in such position for greater than 12 months and $25.3 million will mature within three months of June 30, 2023.

The Company does not intend to sell its AFS investments before maturity, and it is unlikely that the Company will be required to sell such investments before recovery of their amortized cost basis. Based on the Company’s review of these AFS securities, the unrealized losses as of June 30, 2023 were primarily due to changes in interest rates and not due to increased credit risks associated with specific securities. The Company has no allowance for credit losses as of June 30, 2023 and December 31, 2022. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive loss.

Accrued interest receivables on AFS securities were $0.2 million and $0.1 million as of June 30, 2023 and December 31, 2022, respectively. The Company has not written off any accrued interest receivables for the three and six months ended June 30, 2023 and 2022.

Note 5 - Condensed Consolidated Balance Sheet Details

Prepaid and Other Current Assets

Prepaid and other current assets consist of the following (in thousands):

	As of June 30, 2023	As of December 31, 2022
Prepaid insurance	$1,821	$913
Prepaid research and development	1,585	1,103
Prepaid other	563	416
FICA tax credit receivable	531	571
Other current assets	184	152
Deposits	19	19
Prepaid and other current assets	$4,703	$3,174

Property and Equipment, Net

Property and equipment, net, consist of the following (in thousands):

	As of June 30, 2023	As of December 31, 2022
Furniture and equipment	$203	$204
Leasehold improvements	67	67
Computer equipment	50	50
Construction in progress	312	8
	632	329
Less: accumulated depreciation and amortization expense	(271)	(236)
Property and equipment, net	$361	$93

Depreciation and amortization expense for the three months ended June 30, 2023 and 2022 was $17,000 and $22,000, respectively. Depreciation and amortization expense for the six months ended June 30, 2023 and 2022 was $35,000 and $44,000, respectively.

Other Non-Current Assets

Other non-current assets consist of the following (in thousands):

	As of June 30, 2023	As of December 31, 2022
Deposits	$110	$781
FICA tax credit receivable	—	52
Other	70	368
Other non-current assets	$180	$1,201

Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	As of June 30, 2023	As of December 31, 2022
Accrued payroll and related	$1,713	$229
Accrued bonus	1,055	3,379
ESPP liability	—	155
Other	2,218	2,661
Other accrued liabilities	$4,986	$6,424

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

Stock Options

A summary of the Company’s stock option activities during the six months ended June 30, 2023 is as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
		Price Per	Contract Term	Value
	Total Options	Share	(in years)	(in millions)
Outstanding as of December 31, 2022	2,593,761	$8.08	8.2	$—
Granted	1,312,762	$9.43
Exercised	(20,757)	$3.59
Forfeited or cancelled	(1,009,324)	$(9.36)
Outstanding as of June 30, 2023	2,876,442	$8.27	7.2	$—
Vested and expected to vest as of June 30, 2023	2,876,442	$8.27	7.2	$—
Vested and exercisable as of June 30, 2023	1,476,242	$7.07	5.5	$—

The weighted-average grant date fair values of option grants during the six months ended June 30, 2023 and 2022 were $7.75 and $7.33 per share, respectively. The weighted-average grant date fair values of options forfeited during the six months ended June 30, 2023 and 2022 were $7.99 and $12.05 per share, respectively.

Restricted Stock Units

A summary of the Company’s RSU activities during the six months ended June 30, 2023 is as follows:

		Weighted-	Aggregate
	Total	Average	Intrinsic
	Restricted	Grant Date	Value
	Stock Units	Fair Values	(in millions)
Outstanding as of December 31, 2022	8,945	$6.25	$—
Granted	95,333	$9.59
Vested	—	$—
Forfeited or cancelled	(41,906)	$9.35
Outstanding as of June 30, 2023	62,372	$9.27	$0.1

No RSUs vested during the six months ended June 30, 2023.

Employee Stock Purchase Plan

The ESPP was approved by the Board of Directors and became effective on April 15, 2021. The ESPP initially reserved and authorized the issuance of up to 259,689 shares of common stock to participating employees. Under the ESPP, eligible employees can contribute up to 15% of their eligible compensation, as defined in the ESPP, towards the purchase of the Company’s common stock at a price of 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. The ESPP provides for twenty-four-month offering periods with four six-month purchase periods in each offering period. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2022 and each January 1 thereafter through January 31, 2032, by 1.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year. As a result, the number of shares of common stock reserved for issuance under the ESPP increased by 362,902 shares on January 1, 2023. Under the ESPP, the Company issued 32,622 shares of common stock for aggregate cash proceeds of $0.1 million during the six months ended June 30, 2023.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$534	$1,203	$1,660	$2,093
General and administrative	266	214	708	566
Restructuring charges	37	-	37	-
Total stock-based compensation expense	$837	$1,417	$2,405	$2,659

As of June 30, 2023, the total unrecognized compensation cost was $11.2 million and is expected to be recognized as expense over approximately 2.8 years.

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the stock option grants were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Risk-free interest rate	3.5%	2.9% - 3.0%	3.5% - 4.3%	1.6% - 3.0%
Expected volatility	115.4%	88.1% - 90.2%	102.8% - 115.4%	88.1% - 112.1%
Expected term (in years)	6.1	6.1	6.1	5.3 - 6.1
Expected dividend yield	0%	0%	0%	0%

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

Forfeitures. The Company reduces stock-based compensation expense for actual forfeitures during the period.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consist of the following:

	As of June 30, 2023	As of December 31, 2022
Stock options	2,876,442	2,593,761
Restricted stock units	62,372	8,945
Reserved for future equity award grants	4,179,478	3,084,732
Reserved for future ESPP issuances	824,065	466,585
Common stock reserved for future issuance	7,942,357	6,154,023

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

Under the Daiichi Sankyo License Agreement, the Company obtained worldwide, sublicensable exclusive rights to seven families of patents with respect to milademetan (the “Licensed Compound”). The Company is solely responsible under the Daiichi Sankyo License Agreement for the research, development and registration of milademetan. Pursuant to the Daiichi Sankyo License Agreement, Daiichi Sankyo had the right to continue to conduct three clinical trials and prepare final reports with respect to these clinical trials, and such right expires upon all subjects completing the study treatment. The Company has agreed to reimburse Daiichi Sankyo certain third-party expenses incurred while conducting such trials. On March 3, 2022, the Company and Daiichi Sankyo entered into a Memorandum of Understanding, which provides that Daiichi Sankyo will terminate its U105 study, and the Company will reimburse a total of $2.0 million to Daiichi Sankyo for expenses related to such study in four installments of $0.5 million each until December 31, 2022. As of June 30, 2023, the Company paid all four installments under the Memorandum of Understanding. Under the Daiichi Sankyo License Agreement, the Company made other clinical trials payments in the aggregate of $30,000 for the three and six months ended June 30, 2023. The Company made other clinical trials payments of $57,000 and $87,000 under the Daiichi Sankyo License Agreement for the three and six months ended June 30, 2022, respectively.

The Company is required to make aggregate future milestone payments of up to $223.5 million, contingent on the attainment of certain development, regulatory and sales milestones. The $223.5 million aggregate future milestone payments include a $2.0 million increase that was agreed upon in the Memorandum of Understanding with Daiichi Sankyo. On July 20, 2021, the Company announced that the first patient has been randomized in the multicenter, open-label, Phase 3 registrational trial (MANTRA) evaluating milademetan for the treatment of de-differentiated liposarcoma. Accordingly, pursuant to the Daiichi Sankyo License Agreement, the Company recorded $5.5 million in milestone fees as research and development expense in the consolidated statement of operations and comprehensive loss during the year ended December 31, 2021. Of the $5.5 million milestone fees, $2.5 million was paid in the third quarter of 2021 and $3.0 million was accrued as part of accrued research and development in the consolidated balance sheet as of December 31, 2021. On June 29, 2022, the Company and Daiichi Sankyo entered into an amendment to the Daiichi Sankyo License Agreement. The amendment reduced the $3.0 million milestone fee liability associated with the previously achieved milestone to $2.0 million. The amendment also extended the due date of the milestone fee payment to June 30, 2023. As of June 30, 2023, such milestone fee payment remained accrued. During the three and six months ended June 30, 2023 and 2022, the Company incurred no milestone research and development expense under the Daiichi Sankyo License Agreement.

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

Roche Clinical Supply Agreement

In December 2021, the Company entered into a clinical supply agreement with Roche for the supply of the anti-Programmed Death Ligand-1 (PD-L1) monoclonal antibody, atezolizumab. Clinical trials are planned to evaluate milademetan, in combination with atezolizumab for the treatment of patients in genetically selected populations. Under this agreement, Rain is the sponsor of the anticipated clinical trials, and Roche will supply atezolizumab. The Company does not have any financial commitments to Roche under this agreement. In May 2023, the Company notified Roche of the termination of the clinical supply agreement.

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

In March 2023, the Company entered into a third amendment to its corporate headquarters lease agreement to expand the leased premises by approximately 5,600 square feet on a temporary basis. The lease commencement date for the expansion into the temporary space was March 2023 and will expire on the date the expanded premises under the second amendment are ready for occupancy. The expanded premises were ready for occupancy in July 2023. Pursuant to this third amendment, the Company will not pay any rent on the temporary space, but the Company will be responsible for its share of operating costs, taxes, and utilities.

The future minimum lease payments required under the operating lease are summarized as follows (in thousands):

As of June 30, 2023
2023 - remainder	$86
2024	130
Total minimum lease payments	$216
Less: amount representing interest	(13)
Present value of operating lease liabilities	$203
Operating lease liabilities, current	164
Operating lease liabilities, non-current	39
Total operating lease liabilities	$203

Weighted-average remaining lease term (in years)	1.3
Weighted-average incremental borrowing rate	10.0%

In addition to what is included in the table above, the future minimum lease payments for the operating lease not yet commenced are summarized as follows (in thousands):

As of June 30, 2023
2023	$86
2024	130
Total minimum lease payments	$216

The table below summarizes the Company’s lease costs and cash payments in connection with operating lease obligations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total operating lease expense	$40	$40	$80	$80
Operating cash flows used for operating lease	$43	$41	$86	$82

Contingencies

In the event the Company becomes subject to claims or suits arising in the ordinary course of business, the Company would accrue a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated.

Note 9 – Employee Benefits

The Company has a defined contribution 401(k) plan available to eligible employees. Under the terms of the plan, employees may make voluntary contributions as a percent of compensation, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain contributions to the 401(k) plan. The Company made matching contributions of $143,000 and $156,000 for the three months ended June 30, 2023 and 2022, respectively. The Company made matching contributions of $577,000 and $231,000 for the six months ended June 30, 2023 and 2022, respectively.

Note 10 – Restructuring Charges

In May 2023, the Company announced a reduction in its workforce in connection with the reprioritization of the Company’s clinical strategy designed to optimize Company resources. The Company recorded restructuring charges of $2.8 million in the statements of operations and comprehensive loss for the three and six months ended June 30, 2023, comprised of $2.8 million cash severance, employee transition and related employee benefits and taxes of affected employees, as well as $37,000 of stock-based compensation expense related to option modifications. 1 As of June 30, 2023, the Company had approximately $1.7 million outstanding unpaid cash severance, employee transition and related employee benefits and taxes included within other accrued liabilities in the balance sheet, which the Company expects to be paid in full in the third quarter of 2023.

Note 11 – Net Loss Per Share

The following table summarizes the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(22,064)	$(17,611)	$(42,548)	$(35,005)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	36,363,315	26,529,482	36,351,648	26,520,662
Weighted-average shares used to compute net loss per share, basic and diluted	36,363,315	26,529,482	36,351,648	26,520,662
Net loss per share, basic and diluted	$(0.61)	$(0.66)	$(1.17)	$(1.32)

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	As of June 30,
	2023	2022
Stock options	2,876,442	2,402,872
Restricted stock units	62,372	—
ESPP shares	—	53,266
Total	2,938,814	2,456,138

Note 12 – Subsequent Event

On July 17, 2023, a purported securities class action lawsuit was commenced in the United States District Court for the Northern District of California, naming the Company and certain of the Company’s officers as defendants (the “Shareholders Class Action Lawsuit”), captioned Thant v. Rain Oncology, et al., Case No. 3-23-mc-8185. The Shareholder Class Action Lawsuit alleges violations of Sections 10(b) and 20(a) of the Exchange Act in connection with allegedly false and misleading information about the Phase 3 MANTRA trial design quality and risks related to its clinical development strategy and regulatory approval. The Shareholder Class Action Lawsuit seeks compensatory damages in an unspecified amount, attorneys fees and costs, and any other relief the court deems proper.

The Shareholder Class Action Lawsuit and any other related lawsuits are subject to inherent uncertainties and the actual costs to be incurred relating to the Shareholder Class Action Lawsuit will depend upon many unknown factors. The outcome of the litigation is uncertain and the Company may not prevail. The Company could be forced to expend significant resources in the defense of the Shareholder Class Action Lawsuit. The Company is not currently able to estimate the possible cost to the Company from this matter, as the Shareholder Class Action Lawsuit is currently at an early stage and the Company cannot ascertain how long it may take to resolve. The Company has not established any reserve for any potential liability relating to the Shareholder Class Action Lawsuit. The Company believes that it has meritorious defenses and intends to defend the Shareholder Class Action Lawsuit vigorously.

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

Overview

We are a precision oncology company developing therapies that target oncogenic drivers to genetically select patients we believe will most likely benefit. Our product candidate, milademetan (also known as RAIN-32) is an oral, small molecule inhibitor of the mouse double minute 2 (MDM2)-p53 complex that reactivates p53. We in-licensed milademetan from Daiichi Sankyo Company, Limited (Daiichi Sankyo) in September 2020 based on the results of a Phase 1 clinical trial, which demonstrated meaningful antitumor activity in an MDM2-amplified subtype of liposarcoma (LPS) and other solid tumors.

Since our inception in 2017, we have incurred significant operating losses and have utilized substantially all of our resources to date in-licensing and developing our product candidates, organizing and staffing our company and providing other general and administrative support for our operations. As of June 30, 2023, we had an accumulated deficit of $208.2 million and we incurred net losses of approximately $22.1 million and $42.5 million for the three and six months ended June 30, 2023, respectively. Our operations to date have been funded primarily through the issuance of convertible promissory notes, the issuance of convertible preferred stock, as well as issuance and sale of common stock through our initial public offering and our offering, issuance and sale of our common stock in November 2022 (the November 2022 Offering). From our inception through June 30, 2023, we have raised aggregate gross proceeds of $9.9 million from the issuance of convertible promissory notes and $81.9 million from the issuance of convertible preferred stock. In November 2022, we completed a registered direct offering of an aggregate of 8,576,330 shares of common stock and non-voting common stock at $5.83 per share. In addition, we issued an additional 1,140,068 shares of common stock in connection with the exercise of the underwriters’ option to purchase additional shares at the offering price. We received net proceeds from our November 2022 Offering of approximately $52.9 million, after deducting underwriting discounts and commissions, and other offering fees. As of June 30, 2023, we had cash, cash equivalents and short-term investments of $86.3 million. Although we believe, based on our current business plans, that our existing cash, cash equivalents and short-term investments will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development of our drug candidates. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years as we continue our development of, and seek regulatory approvals for, our product candidates and begin to commercialize any approved products, seek to expand our product pipeline, invest in our organization, as well as incur expenses associated with operating as a public company.

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

Recent Developments

In May 2023, we announced topline pivotal data from our Phase 3 MANTRA trial. The trial, evaluating the efficacy, safety, and tolerability of milademetan in patients with dedifferentiated (DD) LPS, did not meet its primary endpoint of progression free survival (PFS) by blinded independent central review compared to the standard of care, trabectedin.

The median PFS for milademetan was 3.6 months versus 2.2 months for trabectedin, with a hazard ratio of 0.89, p=0.53. The most common treatment emergent adverse events (TEAEs) in the milademetan arm included nausea, thrombocytopenia, anemia, vomiting and neutropenia. The most common Grade 3/4 TEAEs were thrombocytopenia (39.5%), neutropenia (25.5%) and anemia (18.6%). Dose reductions in the milademetan arm were 44.2% compared to 29.1% in the trabectedin arm. Discontinuation in the milademetan arm due to AEs were 11.6% compared to 19.0% in the trabectedin arm. Based upon these topline data, we do not expect to pursue further development of milademetan in DD LPS.

In May 2023, we provided Company updates and outlined strategic priorities of milademetan clinical programs as follows:

●	Continue evaluation of the totality of the pivotal Phase 3 MANTRA data
o	Planned data presentation at a medical conference in the fourth quarter of 2023
●	Suspend enrollment of additional patients into the MANTRA-2 MDM2 amplified basket study
o	Planned MANTRA-2 clinical update at a medical conference in the fourth quarter of 2023
●	Terminate plans for the MANTRA-4 clinical trial in patients with CDKN2A-loss, p53 wildtype (WT) advanced solid tumors
●	Evaluate avenues to enhance the pipeline through precision oncology program acquisition
●	Streamline internal resources to execute on realigned strategy
o	Reducing full-time employees by approximately 65%, combined with careful workforce management, including employee attrition

o	Transitioning chief medical officer responsibilities from Dr. Richard Bryce to Dr. Robert Doebele

Our Development Pipeline

Our development pipeline is unified by a strategy to target oncogenic drivers through differentiated therapies for which we are able to genetically select the patients we believe will be most likely to benefit from treatment. We currently retain global development and commercialization rights to our product candidate, miladementan.

Our Lead Product Candidate, Milademetan

Milademetan Overview

Our product candidate, milademetan, is a small molecule, oral inhibitor of MDM2 and is being developed in patients with MDM2-dependent cancers. Historically, MDM2 inhibition has presented treatment challenges due to dose-limiting, on-target hematologic toxicities. We believe an MDM2-targeted therapy must possess certain pharmacological characteristics related to potency and pharmacokinetics to allow for the design of an optimized dosing schedule. An optimized dosing schedule is intended to improve peak drug exposure leading to apoptosis and cell cycle arrest during the dosing period, while permitting hematopoietic precursor cell recovery during the dosing break, thereby minimizing hematologic toxicity.

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

In August 2022, we announced the completion of enrollment into our MANTRA Phase 3 trial of milademetan. In May 2023, we announced topline pivotal data from our MANTRA Phase 3 trial. The trial, evaluating the efficacy, safety, and tolerability of milademetan in patients with DD LPS, did not meet its primary endpoint of PFS by blinded independent central review compared to the standard of care, trabectedin. We continued evaluation of the totality of the pivotal Phase 3 MANTRA data and plan for data presentation at a medical conference in the fourth quarter of 2023.

Phase 2 MDM2-amplified Tumor-agnostic Basket Trial (MANTRA-2)

In November 2021, the first patient was dosed in the multicenter, single arm, open-label, Phase 2 basket trial evaluating Milademetan for the treatment of MDM2-amplified advanced solid (MANTRA-2). The MANTRA-2 trial is designed to evaluate the safety and efficacy of milademetan in patients with advanced or metastatic solid tumors refractory or intolerant to standard-of-care therapy and that exhibit WT p53 and a prespecified minimum MDM2 gene copy number. Approximately 65 patients are anticipated to be enrolled to receive milademetan. The primary endpoint of the trial is objective response rate (ORR) as measured by RECIST criteria. Secondary endpoints include duration of response, disease control rate PFS by investigator assessment, OS, and growth modulation index.

We enrolled patients that have received and progressed on SOC therapy and will be unlikely to tolerate or derive clinically meaningful benefit from SOC therapy. Patients with MDM2 amplification will be selected using local tumor testing, such as a commercially-available next generation sequencing-based diagnostic assay. Milademetan will be administered in doses of 260 mg using the Schedule D dosing schedule from the Phase 1 trial (qd 3/14). The primary endpoint of this trial is ORR by RECIST, with secondary endpoints of PFS, duration of response, OS, and growth-modulation index.

In November 2022, we announced preliminary data in our MANTRA-2 trial. As of the latest data cutoff on October 26, 2022, 17 patients had been enrolled, 15 of whom had been dosed with milademetan. There were 10 efficacy-evaluable patients with CN greater than or equal to 8 by central testing. We observed two unconfirmed partial responses with tumor regression of 34% and 30% (pancreatic and lung cancer, respectively). Two additional patients exhibited promising activity with tumor regression of 29% and 27% (biliary tract and breast cancer, respectively). In addition, we observed anti-tumor effect of milademetan in heavily pretreated, refractory patients, with a median of four prior therapies. The safety profile as of the data cutoff was preliminarily consistent with our prior Phase 1 trial of milademetan. In May 2023, we announced that we have suspended enrollment of additional patients into the MANTRA-2 MDM2 amplified basket study. We plan to provide a MANTRA-2 clinical update at a medical conference in the fourth quarter of 2023.

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

In January 2022, we announced a clinical supply agreement with Roche for the supply of the anti-Programmed Death Ligand-1 (PD-L1) monoclonal antibody, atezolizumab. Clinical trials are planned to evaluate milademetan in combination with atezolizumab for the treatment of patients in genetically selected populations. Under this agreement, we are the sponsor of the anticipated clinical trials, and Roche will supply atezolizumab. In May 2023, the Company notified Roche of the termination of the clinical supply agreement.

An initial Phase 1/2 basket trial (MANTRA-4) was planned to evaluate the safety, tolerability and efficacy of milademetan in combination with atezolizumab in patients with loss of CDKN2A and WT p53 advanced solid tumors who have previously progressed on immune checkpoint inhibitors. In May 2023, we announced that we have terminated plans for the MANTRA-4 clinical trial in patients with CDKN2A-loss, p53 WT advanced solid tumors.

Collaboration and License Agreements

We are party to a license agreement for the in-license of our product candidates and development programs. See Note 7 to the Condensed Consolidated Financial Statements.

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

The following table summarizes our research and development expenses by product candidate or development program:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Milademetan	$7,505	$7,576	$15,499	$16,127
Other research and clinical candidates	135	161	203	411
Unallocated internal research and development costs	7,340	6,520	15,955	11,274
Total research and development expenses	$14,980	$14,257	$31,657	$27,812

To the extent we develop future product candidates, we expect our research and development expenses would substantially increase. We cannot predict with certainty the timing for initiation or completion of, the duration of, or the costs of current or future clinical trials and nonclinical studies of any of our product candidates due to the inherently unpredictable nature of clinical and preclinical development. The clinical development timeline, probability of success of clinical trials and development costs can differ materially from expectations. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

General and Administrative Expenses

General and administrative expenses consist of salaries and employee-related costs, including stock-based compensation, for personnel in executive, finance and other administrative functions, legal fees relating to intellectual property and corporate matters, professional fees for accounting and consulting services and facility-related costs. We anticipate increased expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums and investor relations costs associated with operating as a public company as we continue to develop future product candidates.

Interest Income

Interest income consists of interest on our available-for-sale (AFS) securities.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three and six months ended June 30, 2023 and 2022, together with the changes in those items in dollars:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change

	(in thousands)			(in thousands)
Operating expenses:
Research and development	$14,980	$14,257	$723	$31,657	$27,812	$3,845
General and administrative	5,414	3,461	1,953	10,480	7,356	3,124
Restructuring charges	2,837	—	2,837	2,837	—	2,837
Total operating expenses	23,231	17,718	5,513	44,974	35,168	9,806
Loss from operations	(23,231)	(17,718)	(5,513)	(44,974)	(35,168)	(9,806)
Other income:
Interest income	1,167	107	1,060	2,426	163	2,263
Total other income	1,167	107	1,060	2,426	163	2,263
Net loss	$(22,064)	$(17,611)	$(4,453)	$(42,548)	$(35,005)	$(7,543)

Research and Development Expenses

Research and development (R&D) expenses were $15.0 million and $14.3 million for the three months ended June 30, 2023 and 2022, respectively. The increase in R&D expenses was primarily related to clinical trial costs for milademetan, higher payroll-related costs for our R&D personnel, and various other R&D costs for milademetan. Non-cash stock-based compensation expenses included in R&D expenses were $0.5 million and $1.2 million for the three months ended June 30, 2023 and 2022, respectively.

R&D expenses were $31.7 million and $27.8 million for the six months ended June 30, 2023 and 2022, respectively. The increase in R&D expenses was primarily related to clinical trial costs for milademetan, higher payroll-related costs for our R&D personnel, and various other R&D costs for milademetan. Non-cash stock-based compensation expenses, included as part of personnel costs, were $1.7 million and $2.1 million for the six months ended June 30, 2023 and 2022, respectively. We expect our R&D costs to significantly decrease for the remainder of 2023 as we implement the reprioritization of our clinical strategy designed to optimize Company resources.

General and Administrative Expenses

General and administrative (G&A) expenses were $5.4 million and $3.5 million for the three months ended June 30, 2023 and 2022, respectively. The increase in G&A expenses was primarily due to higher professional services costs, legal costs, and payroll-related costs. Non-cash stock-based compensation expense included in G&A expenses was approximately $0.3 million and $0.2 million for the three months ended June 30, 2023 and 2022, respectively.

G&A expenses were $10.5 million and $7.4 million for the six months ended June 30, 2023 and 2022, respectively. The increase in G&A expenses was primarily due to higher professional services costs, legal costs, and payroll-related costs. Non-cash stock-based compensation expense included in G&A expenses was approximately $0.7 million and $0.6 million for the six months ended June 30, 2023 and 2022, respectively. We expect our G&A expenses to significantly decrease for the remainder of 2023 as we implement the reprioritization of the Company’s business strategy designed to optimize our resources.

Restructuring Charges

In May 2023, we announced a reduction in our workforce in connection with the reprioritization of our clinical strategy designed to optimize Company resources. We recorded restructuring charges of $2.8 million in the statements of operations and comprehensive loss for the three and six months ended June 30, 2023, comprised of $2.8 million cash severance, employee transition and related employee benefits and taxes of affected employees, as well as $37,000 of stock-based compensation expense related to option modifications. As of June 30, 2023, we have approximately $1.6 million outstanding unpaid cash severance, employee transition and related employee benefits and taxes included within other accrued liabilities in the balance sheet, which we expected to be paid in full in the third quarter of 2023.

Other Income

Other income for the three and six months ended June 30, 2023 and 2022 represents interest income from money market or short-term investments.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our research programs and product candidates. We expect that our research and development and general and administrative costs will increase in connection with conducting any future preclinical studies and clinical trials, expanding our intellectual property portfolio and providing general and administrative support for our operations. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements or other sources.

We do not currently have any approved products and have not generated any revenue from product sales since inception. To date, we have financed our operations through the issuance of convertible promissory notes and the issuance of convertible preferred stock and common stock. From our inception through June 30, 2023, we have raised aggregate gross proceeds of $9.9 million from the issuance of convertible promissory notes and $81.9 million from the issuance of convertible preferred stock.

In May 2022, we entered into a sales agreement (the “Sales Agreement”) with Oppenheimer & Co. Inc. (the “Sales Agent”) pursuant to which we may offer and sell up to $50.0 million of shares of our common stock, from time to time, in “at-the-market” offerings (the “ATM Facility”). The Sales Agent is entitled to compensation at a commission equal to 3.0% of the aggregate gross sales price per share sold under the Sales Agreement. During the six months ended June 30, 2023, we received $0.3 million of net proceeds, after deducting underwriting discounts and commissions, from the sales of 32,000 shares of our common stock pursuant to the ATM Facility. During the three months ended June 30, 2023, we had no sales pursuant to the ATM Facility.

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

As of June 30, 2023, we had cash, cash equivalents and short-term investments of $86.3 million. Although we believe, based on our current business plans, that our existing cash, cash equivalents and short-term investments will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development of our drug candidates. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Future Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing development activities related to milademetan and other product candidates and programs, which are still in the early stages of development. In addition, we expect to continue to incur additional costs associated with operating as a public company. We expect that our expenses will increase substantially if and as we:

●	initiate new clinical trials for our current and future programs;
●	initiate and continue research and preclinical and clinical development of our product candidates;

●	seek to identify and develop additional product candidates;
●	seek marketing approvals for any of our product candidates that successfully complete clinical trials, if any;
●	establish a sales, marketing, manufacturing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
●	require the manufacture of larger quantities of our product candidates for clinical development and potentially commercialization;
●	maintain, expand, protect and enforce our intellectual property portfolio;
●	acquire or in-license other drugs and technologies;
●	defend against any claims of infringement, misappropriation or other violation of third-party intellectual property;
●	hire and retain additional clinical, quality control and scientific personnel;
●	build out new facilities or expand existing facilities to support our ongoing development activity;
●	add operational, financial and management information systems and personnel, including personnel to support our drug development, any future commercialization efforts and our transition to a public company;
●	potentially experience the effects of the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide from ongoing macroeconomic conditions and the geopolitical environment; and
●	operate as a public company.

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

Cash Flows

The following table summarizes our sources and uses of cash and cash equivalents for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022

	(in thousands)
Net cash provided by (used in):
Operating activities	$(45,463)	$(34,542)
Investing activities	23,106	52,760
Financing activities	478	411
Net (decrease) increase in cash and cash equivalents	$(21,879)	$18,629

Operating Activities

We have incurred losses since inception. Net cash used in operating activities for the six months ended June 30, 2023 was $45.5 million, consisting primarily of net loss of $42.5 million, resulting from expenses associated with research and development activities for our lead product candidate and general and administrative expenses, as well as changes in operating assets and liabilities of $4.3 million, partially offset by non-cash adjustments of $1.4 million.

Net cash used in operating activities for the six months ended June 30, 2022 was $34.5 million, consisting primarily of net loss of $35.0 million resulting from expenses associated with research and development activities for our lead product candidate and general and administrative expenses. A net decrease in changes in operating assets and liabilities of $2.3 million also contributed to the use of cash. Partially offsetting the cash use was the non-cash stock compensation adjustment of $2.7 million.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2023 was $23.1 million, which related to $50.2 million of proceeds received from available for sale securities maturities, partially offset by purchases of available for sale securities of $26.7 million.

Net cash provided by investing activities for the six months ended June 30, 2022 was $52.8 million, which primarily related to $69.9 million of proceeds received from available for sale securities maturities. Purchases of available for sale securities during the period amounted to $17.1 million.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2023 was $0.5 million, which primarily related to $0.3 million of net proceeds from the ATM Facility, after deducting underwriting discounts and commissions, and other offering fees and $0.2 million of net proceeds from option exercises and ESPP purchases.

Net cash provided by financing activities in the six months ended June 30, 2022 was $0.4 million, which primarily related to the net proceeds from option exercises and ESPP purchases.

Obligations and other Commitments

As discussed in Note 7 to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, we are party to agreements to license intellectual property. The license agreements may require us to pay future milestones if certain developmental, regulatory and commercial milestones are achieved, as well as to pay royalties on net sales of products applicable to the license agreements. We cannot estimate if milestone and/or royalty payments will occur in future periods and the agreements are cancelable by us at any time upon prior written notice to the licensor.

In the normal course of business, we enter into contracts with CROs and other vendors for preclinical studies and clinical trials, research and development supplies and other testing and manufacturing services. These contracts generally do not contain minimum purchase commitments and are cancelable by either party at any time upon prior written notice.

Our incurred and accrued research and development obligations as of June 30, 2023 and December 31, 2022 were $7.4 million and $8.2 million, respectively.

There were no material changes outside of the ordinary course of business to our specific contractual obligations during the three and six months ended June 30, 2023.

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

This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred when we have not yet been invoiced or otherwise notified of actual costs. During the course of a preclinical study or clinical trial, we adjust our prepaid and expense recognition if actual results differ from our estimates. To date, we have not experienced any material differences between accrued costs and actual costs incurred. The accrued research and development balances were $7.4 million and $8.2 million as of June 30, 2023 and December 31, 2022, respectively.

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

Stock-based compensation expense based on the fair value estimated is recognized over the requisite service period of the awards (generally the vesting period) on a straight-line basis. For the three months ended June 30, 2023 and 2022, stock-based compensation expense was $0.8 million and $1.4 million, respectively. For the six months ended June 30, 2023 and 2022, stock-based compensation expense was $2.4 million and $2.7 million, respectively. The following table summarizes unvested equity compensation costs not yet recognized as of June 30, 2023 and December 31, 2022.

	As of June 30, 2023	As of December 31, 2022
Unvested equity compensation costs not yet recognized (in millions)	$11.2	$10.8
Weighted average period over which the unvested awards are expected to be recognized (in years)	2.8	2.5

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Except as discussed in Note 12 to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, we are not presently a party to any other legal proceedings that, in the opinion of our management and if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows.

Item 1A. Risk Factors.

Our business is subject to various risks, including those described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022. Except as disclosed below, there have been no material changes from the risk factors disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

Beginning in the second quarter of 2023, we began to reallocate resources within our organization to align more closely with our business priorities. This included reducing the resources allocated to certain programs and refocusing our resources on other key areas of our business.  We may experience difficulties in managing these changes to our organization and our future revenue and operating results may be adversely affected.

In May 2023, we approved a reduction in workforce that resulted in the termination of approximately 65% of the Company’s workforce. The reduction in force was a component of our broader efforts to reprioritize our clinical strategy and optimize our resources.

Over the past several years, we significantly expanded the size of our organization, particularly personnel within our research and development groups. In addition, in connection with our transition to operating as a public company, we have added additional managerial, operational, financial, and other personnel. The addition of employees imposes significant added responsibilities on members of management, including:

●	identifying, recruiting, integrating, maintaining, and motivating additional employees;
●	managing our internal development efforts effectively, while complying with our contractual obligations to contractors and other third parties; and
●	improving our operational, financial, and management controls, reporting systems, and procedures.

Our future financial performance and our ability to successfully develop, market, and sell any future product candidates will impact our needs in terms of personnel. Our management may also have to divert a disproportionate amount of attention away from day-to-day activities in order to devote a substantial amount of time to managing the appropriate allocation of our resources or further reductions in force, if necessary. The impact of decisions regarding personnel and the size of our workforce could have adverse impacts on future revenue and operating results.

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

Rain Oncology Inc.

Date: August 10, 2023	By:	/s/ Avanish Vellanki
Avanish Vellanki
Chairman and Chief Executive Officer (principal executive officer)

Date: August 10, 2023	By:	/s/ Josephine Bruce
Josephine Bruce
Director of Accounting (principal financial and accounting officer)