Form 10-Q
period 2023-09-30
Rain Oncology Inc.
filed 2023-11-09
CIK 1724979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of November 3, 2023, the registrant had 36,375,671 shares of common stock, $0.001 par value per share, outstanding, comprised of 27,579,947 shares of common stock, $0.001 par value per share and 8,795,724 shares of non-voting common stock, $0.001 par value per share.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Rain Oncology Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2023	2022 (1)
Assets
Current assets:
Cash and cash equivalents	$37,312	$61,955
Short-term investments	40,008	68,499
Prepaid and other current assets	3,496	3,174
Total current assets	80,816	133,628
Property and equipment, net	628	93
Operating lease right-of-use asset	436	258
Other assets	180	1,201
Total assets	$82,060	$135,180
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,973	$7,146
Accrued research and development	2,858	8,232
Other accrued liabilities	2,190	6,424
Operating lease liability, current portion	456	164
Total current liabilities	14,477	21,966
Operating lease liability, net of current portion	—	113
Other long-term liabilities	64	65
Total liabilities	14,541	22,144
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 36,375,671 shares (comprised of 27,579,947 shares of common stock and 8,795,724 shares of non-voting common stock) and 36,290,292 shares (comprised of 25,947,572 shares of common stock and 10,342,720 shares of non-voting common stock) issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	37	37
Additional paid-in capital	282,816	278,853
Accumulated other comprehensive loss	(64)	(166)
Accumulated deficit	(215,270)	(165,688)
Total stockholders’ equity	67,519	113,036
Total liabilities and stockholders’ equity	$82,060	$135,180

(1)	The balance sheet at December 31, 2022 has been derived from the audited financial statements included in Rain Oncology Inc.’s Annual Report on Form 10-K filed on March 9, 2023.

See accompanying Notes to Condensed Consolidated Financial Statements.

Rain Oncology Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$3,965	$14,510	$35,622	$42,322
General and administrative	4,113	3,901	14,593	11,257
Restructuring charges	—	—	2,837	—
Total operating expenses	8,078	18,411	53,052	53,579
Loss from operations	(8,078)	(18,411)	(53,052)	(53,579)
Other income:
Interest income	1,044	370	3,470	533
Total other income	1,044	370	3,470	533
Net loss	$(7,034)	$(18,041)	$(49,582)	$(53,046)
Net loss per share, basic and diluted	$(0.19)	$(0.68)	$(1.36)	$(2.00)
Weighted-average shares used to compute net loss per share, basic and diluted	36,375,671	26,564,615	36,359,744	26,535,474

Net loss	$(7,034)	$(18,041)	$(49,582)	$(53,046)
Other comprehensive loss:
Unrealized gain (loss) on short-term investments	36	71	102	(213)
Comprehensive loss	$(6,998)	$(17,970)	$(49,480)	$(53,259)

See accompanying Notes to Condensed Consolidated Financial Statements.

Rain Oncology Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of December 31, 2022	36,290,292	$37	$278,853	$(165,688)	$(166)	$113,036
Exercise of stock options	20,757	—	75	—	—	75
Issuance of common stock from employee stock purchase plan	20,129	—	137	—	—	137
Issuance of common stock in connection with equity financings, net of issuance costs	32,000	—	106			106
Stock-based compensation expense	—	—	1,568	—	—	1,568
Unrealized gain on investments	—	—	—	—	119	119
Net loss	—	—	—	(20,484)	—	(20,484)
Balance as of March 31, 2023	36,363,178	$37	$280,739	$(186,172)	$(47)	$94,557
Issuance of common stock from employee stock purchase plan	12,493	—	12	—	—	12
Stock-based compensation expense	—	—	837	—	—	837
Unrealized loss on investments	—	—	—	—	(53)	(53)
Net loss	—	—	—	(22,064)	—	(22,064)
Balance as of June 30, 2023	36,375,671	$37	$281,588	$(208,236)	$(100)	$73,289
Stock-based compensation expense	—	—	1,228	—	—	1,228
Unrealized gain on investments	—	—	—	—	36	36
Net loss	—	—	—	(7,034)	—	(7,034)
Balance as of September 30, 2023	36,375,671	$37	$282,816	$(215,270)	$(64)	$67,519

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of December 31, 2021	26,475,812	$27	$220,530	$(89,964)	$(89)	$130,504
Exercise of stock options	24,262	—	106	—	—	106
Issuance of common stock from employee stock purchase plan	26,804	—	293	—	—	293
Stock-based compensation expense	—	—	1,242	—	—	1,242
Unrealized loss on investments	—	—	—	—	(300)	(300)
Net loss	—	—	—	(17,394)	—	(17,394)
Balance as of March 31, 2022	26,526,878	$27	$222,171	$(107,358)	$(389)	$114,451
Exercise of stock options	3,000	—	12	—	—	12
Stock-based compensation expense	—	—	1,417	—	—	1,417
Unrealized gain on investments	—	—	—	—	16	16
Net loss	—	—	—	(17,611)	—	(17,611)
Balance as of June 30, 2022	26,529,878	$27	$223,600	$(124,969)	$(373)	$98,285
Exercise of stock options	3,890	—	15	—	—	15
Issuance of common stock from employee stock purchase plan	31,058	—	147	—	—	147
Stock-based compensation expense	—	—	932	—	—	932
Unrealized gain on investments	—	—	—	—	71	71
Net loss	—	—	—	(18,041)	—	(18,041)
Balance as of September 30, 2022	26,564,826	$27	$224,694	$(143,010)	$(302)	$81,409

See accompanying Notes to Condensed Consolidated Financial Statements.

Rain Oncology Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net loss	$(49,582)	$(53,046)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	3,633	3,591
Amortization of premium and accretion of discounts on short-term investments, net	(1,441)	(35)
Depreciation and amortization expense	189	62
Fair value gain on investments	8	—
In-process research and development expense	—	(1,000)
Changes in operating assets and liabilities:
Prepaid and other current assets	(322)	2,891
Operating lease right-of-use asset and liability, net	1	(5)
Other assets	724	(53)
Accounts payable	1,786	(2,028)
Accrued research and development	(5,374)	4
Other accrued liabilities	(2,084)	(286)
Net cash used in operating activities	(52,462)	(49,905)

Investing activities
Maturities of short-term investments	69,650	99,150
Purchases of short-term investments	(39,625)	(34,764)
Payment of in-process research and development expense	(2,000)	—
Purchases of property and equipment, net	(684)	—
Net cash provided by investing activities	27,341	64,386

Financing Activities
Proceeds from issuance of common stock in connection with the Company’s at-the-market facility	343	—
Proceeds from the issuance of common stock under the Company’s equity incentive plans and employee stock purchase plan	224	573
Payments of issuance costs related to equity financings	(89)	—
Net cash provided by financing activities	478	573

Net (decrease) increase in cash and cash equivalents	(24,643)	15,054
Cash and cash equivalents at beginning of period	61,955	24,780
Cash and cash equivalents at end of period	$37,312	$39,834

Supplemental schedule of non-cash investing and financing activities:
Operating lease right-of-use asset obtained in exchange for lease liabilities	$349	$—
Non-cash additions to property and equipment	$40	$—
Non-cash in-process research and development accrual	$—	$1,000

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

Liquidity and Capital Resources

The Company has devoted substantially all of its efforts to drug discovery and development, raising capital and building operations. The Company has a limited operating history and has not generated any revenue since its inception, and the sales and income potential of the Company’s business is unproven. The Company has incurred net losses and negative cash flows from operating activities since its inception and expects to continue to incur net losses into the foreseeable future as it continues the development of its product candidates. From inception through September 30, 2023, the Company has funded its operations through net proceeds from its initial public offering in April 2021, the offering, issuance and sale of its common stock in November 2022, as well as the issuance of convertible promissory notes and convertible preferred stock.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents include money market funds, commercial paper, U.S. government securities and U.S. agency bonds.

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

There were no other significant updates to the recently issued accounting standards other than as disclosed herein for the three and nine months ended September 30, 2023. Although there are several other new accounting pronouncements issued or proposed by the FASB, based on the Company’s preliminary assessment, the Company does not believe any of those accounting pronouncements have had or will have a material impact on its financial position or operating results.

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

The carrying amounts of cash, prepaid expenses and other current assets, other assets, accounts payable, accrued research and development and other current liabilities are reasonable estimates of their fair value due to the short-term nature of these accounts.

The Company’s money market funds under cash and cash equivalents are classified using Level 1 inputs within the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. There were no transfers between levels of the fair value hierarchy during the three and nine months ended September 30, 2023.

The following tables summarize financial assets that the Company measured at fair value on a recurring basis, classified in accordance with the fair value hierarchy (in thousands):

	Fair Value Measurements at Reporting Date Using:
	Level 1	Level 2	Level 3	Total
As of September 30, 2023:
Money market funds	$8,669	$—	$—	$8,669
Commercial paper	—	22,968	—	22,968
U.S. government securities	18,578	—	—	18,578
U.S. agency bonds	—	26,568	—	26,568
Total cash equivalents and short-term investments	$27,247	$49,536	$—	$76,783
Reported as:
Cash and cash equivalents (includes cash of $537)				$37,312
Short-term investments				40,008
Total cash, cash equivalents and short-term investments				$77,320

	Fair Value Measurements at Reporting Date Using:
	Level 1	Level 2	Level 3	Total
As of December 31, 2022:
Money market funds	$8,528	$—	$—	$8,528
Commercial paper	—	83,423	—	83,423
U.S. government securities	10,837	—	—	10,837
U.S. agency bonds	—	22,143	—	22,143
Corporate debt securities	—	997	—	997
Total cash equivalents and short-term investments	$19,365	$106,563	$—	$125,928
Reported as:
Cash and cash equivalents (includes cash of $4,526)				$61,955
Short-term investments				68,499
Total cash, cash equivalents and short-term investments				$130,454

There were no liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022.

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

The following tables summarize, by major types of cash equivalents, and investments that are measured at fair value on a recurring basis (in thousands):

	As of September 30, 2023
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Money market funds	$8,669	$—	$—	$8,669
Commercial paper	22,979	—	(11)	22,968
U.S. government securities	18,588	1	(11)	18,578
U.S. agency bonds	26,611	1	(44)	26,568
Cash equivalents and short-term investments	$76,847	$2	$(66)	$76,783

	As of December 31, 2022
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Money market funds	$8,528	$—	$—	$8,528
Commercial paper	83,479	11	(67)	83,423
U.S. government securities	10,910	—	(73)	10,837
U.S. agency bonds	22,175	4	(36)	22,143
Corporate debt securities	1,002	—	(5)	997
Cash equivalents and short-term investments	$126,094	$15	$(181)	$125,928

The contractual maturities of the Company’s AFS securities were as follows (in thousands):

	As of September 30, 2023	As of December 31, 2022
Due within one year	$37,354	$63,595
Due within one to two years	2,654	4,904
Total	$40,008	$68,499

The AFS investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current condensed consolidated balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund the Company’s operations, as necessary. There were no realized gains or losses due to investment sales for the three and nine months ended September 30, 2023 and 2022. As of September 30, 2023, $44.9 million of the Company’s marketable securities were in gross unrealized loss positions, of which none had been in such position for greater than 12 months and $22.5 million will mature within three months of September 30, 2023.

The Company does not intend to sell its AFS investments before maturity, and it is unlikely that the Company will be required to sell such investments before recovery of their amortized cost basis. Based on the Company’s review of these AFS securities, the unrealized losses as of September 30, 2023 were primarily due to changes in interest rates and not due to increased credit risks associated with specific securities. The Company has no allowance for credit losses as of September 30, 2023 and December 31, 2022. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive loss.

Accrued interest receivables on AFS securities were $0.2 million and $0.1 million as of September 30, 2023 and December 31, 2022, respectively. The Company has not written off any accrued interest receivables for the three and nine months ended September 30, 2023 and 2022.

Note 5 - Condensed Consolidated Balance Sheet Details

Prepaid and Other Current Assets

Prepaid and other current assets consist of the following (in thousands):

	As of September 30, 2023	As of December 31, 2022
Prepaid insurance	$1,226	$913
Prepaid research and development	991	1,103
FICA tax credit receivable	531	571
Prepaid other	448	416
Other current assets	281	152
Deposits	19	19
Prepaid and other current assets	$3,496	$3,174

Property and Equipment, Net

Property and equipment, net, consist of the following (in thousands):

	As of September 30, 2023	As of December 31, 2022
Leasehold improvements	$794	$67
Furniture and equipment	209	204
Computer equipment	50	50
Construction in progress	—	8
	1,053	329
Less: accumulated depreciation and amortization expense	(425)	(236)
Property and equipment, net	$628	$93

Depreciation and amortization expense for the three months ended September 30, 2023 and 2022 was $154,000 and $18,000, respectively. Depreciation and amortization expense for the nine months ended September 30, 2023 and 2022 was $189,000 and $62,000, respectively.

Other Non-Current Assets

Other non-current assets consist of the following (in thousands):

	As of September 30, 2023	As of December 31, 2022
Deposits	$110	$781
FICA tax credit receivable	—	52
Other	70	368
Other non-current assets	$180	$1,201

Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	As of September 30, 2023	As of December 31, 2022
Accrued bonus	$1,481	$3,379
Accrued payroll and related	36	229
ESPP liability	35	155
Other	638	2,661
Other accrued liabilities	$2,190	$6,424

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

Stock Options

A summary of the Company’s stock option activities during the nine months ended September 30, 2023 is as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
		Price Per	Contract Term	Value
	Total Options	Share	(in years)	(in millions)
Outstanding as of December 31, 2022	2,593,761	$8.08	8.2	$—
Granted	2,517,700	$5.49
Exercised	(20,757)	$3.59
Forfeited or cancelled	(1,130,674)	$(9.25)
Outstanding as of September 30, 2023	3,960,030	$6.12	7.8	$—
Vested and expected to vest as of September 30, 2023	3,960,030	$6.12	7.8	$—
Vested and exercisable as of September 30, 2023	1,514,801	$7.20	5.4	$—

The weighted-average grant date fair values of option grants during the nine months ended September 30, 2023 and 2022 were $4.54 and $7.33 per share, respectively. The weighted-average grant date fair values of options forfeited during the nine months ended September 30, 2023 and 2022 were $9.31 and $12.05 per share, respectively.

Restricted Stock Units

A summary of the Company’s RSU activities during the nine months ended September 30, 2023 is as follows:

		Weighted-	Aggregate
	Total	Average	Intrinsic
	Restricted	Grant Date	Value
	Stock Units	Fair Values	(in millions)
Outstanding as of December 31, 2022	8,945	$6.25	$—
Granted	95,333	$9.59
Vested	(9,038)	$8.71
Forfeited or cancelled	(53,755)	$9.31
Outstanding as of September 30, 2023	41,485	$9.42	$—

Employee Stock Purchase Plan

The ESPP was approved by the Board of Directors and became effective on April 15, 2021. The ESPP initially reserved and authorized the issuance of up to 259,689 shares of common stock to participating employees. Under the ESPP, eligible employees can contribute up to 15% of their eligible compensation, as defined in the ESPP, towards the purchase of the Company’s common stock at a price of 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. The ESPP provides for twenty-four-month offering periods with four six-month purchase periods in each offering period. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2022 and each January 1 thereafter through January 31, 2032, by 1.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year. As a result, the number of shares of common stock reserved for issuance under the ESPP increased by 362,902 shares on January 1, 2023. Under the ESPP, the Company issued 32,622 shares of common stock for aggregate cash proceeds of $0.1 million during the nine months ended September 30, 2023.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$656	$728	$2,316	$2,821
General and administrative	572	204	1,280	770
Restructuring charges	—	-	37	-
Total stock-based compensation expense	$1,228	$932	$3,633	$3,591

As of September 30, 2023, the total unrecognized compensation cost was $10.5 million and is expected to be recognized as expense over approximately 1.9 years.

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the stock option grants were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Risk-free interest rate	5.1%	3.2%	1.6% - 5.1%	1.6% - 3.2%
Expected volatility	118.5%	103.3%	88.1% - 118.5%	88.1% - 112.1%
Expected term (in years)	5.6	6.1	5.3 - 6.1	5.3 - 6.1
Expected dividend yield	0%	0%	0%	0%

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

Forfeitures. The Company reduces stock-based compensation expense for actual forfeitures during the period.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consist of the following:

	As of September 30, 2023	As of December 31, 2022
Stock options	3,960,030	2,593,761
Restricted stock units	41,485	8,945
Reserved for future equity award grants	3,107,739	3,084,732
Reserved for future ESPP issuances	824,065	466,585
Common stock reserved for future issuance	7,933,319	6,154,023

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

Under the Daiichi Sankyo License Agreement, the Company obtained worldwide, sublicensable exclusive rights to seven families of patents with respect to milademetan (the “Licensed Compound”). The Company is solely responsible under the Daiichi Sankyo License Agreement for the research, development and registration of milademetan. Pursuant to the Daiichi Sankyo License Agreement, Daiichi Sankyo had the right to continue to conduct three clinical trials and prepare final reports with respect to these clinical trials, and such right expires upon all subjects completing the study treatment. The Company has agreed to reimburse Daiichi Sankyo certain third-party expenses incurred while conducting such trials. On March 3, 2022, the Company and Daiichi Sankyo entered into a Memorandum of Understanding, which provides that Daiichi Sankyo will terminate its U105 study, and the Company will reimburse a total of $2.0 million to Daiichi Sankyo for expenses related to such study in four installments of $0.5 million each until December 31, 2022. As of September 30, 2023, the Company paid all four installments under the Memorandum of Understanding. Under the Daiichi Sankyo License Agreement, the Company made other clinical trials payments in the aggregate of $30,000 for the three and nine months ended September 30, 2023. The Company made other clinical trials payments of $57,000 and $87,000 under the Daiichi Sankyo License Agreement for the three and nine months ended September 30, 2022, respectively.

The Company is required to make aggregate future milestone payments of up to $223.5 million, contingent on the attainment of certain development, regulatory and sales milestones. The $223.5 million aggregate future milestone payments include a $2.0 million increase that was agreed upon in the Memorandum of Understanding with Daiichi Sankyo. On July 20, 2021, the Company announced that the first patient has been randomized in the multicenter, open-label, Phase 3 registrational trial (MANTRA) evaluating milademetan for the treatment of de-differentiated liposarcoma. Accordingly, pursuant to the Daiichi Sankyo License Agreement, the Company recorded $5.5 million in milestone fees as research and development expense in the consolidated statement of operations and comprehensive loss during the year ended December 31, 2021. Of the $5.5 million milestone fees, $2.5 million was paid in the third quarter of 2021 and $3.0 million was accrued as part of accrued research and development in the consolidated balance sheet as of December 31, 2021. On June 29, 2022, the Company and Daiichi Sankyo entered into an amendment to the Daiichi Sankyo License Agreement. The amendment reduced the $3.0 million milestone fee liability associated with the previously achieved milestone to $2.0 million. The amendment also extended the due date of the previously achieved milestone fee payment to June 30, 2023 and the previously achieved milestone was paid in full as of September 30, 2023. During the three and nine months ended September 30, 2023 and 2022, the Company incurred no milestone research and development expense under the Daiichi Sankyo License Agreement.

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

In October 2022, the Company entered into a second amendment to its corporate headquarters lease agreement to expand the leased premises by approximately 3,880 square feet. The lease commencement date for the expansion premises was in July 2023 and will expire in September 2024.

In March 2023, the Company entered into a third amendment to its corporate headquarters lease agreement to expand the leased premises by approximately 5,600 square feet on a temporary basis. The lease commencement date for the expansion into the temporary space was March 2023 and will expire on the date the expanded premises under the second amendment are ready for occupancy. The expanded premises were occupied in July 2023. Pursuant to this third amendment, the Company will not pay any rent on the temporary space, but the Company will be responsible for its share of operating costs, taxes, and utilities.

The future minimum lease payments required under the operating lease are summarized as follows (in thousands):

As of September 30, 2023
2023 - remainder	$119
2024	358
Total minimum lease payments	$477
Less: amount representing interest	(21)
Present value of operating lease liabilities	$456
Operating lease liabilities, current	456
Operating lease liabilities, non-current	—
Total operating lease liabilities	$456

Weighted-average remaining lease term (in years)	1.0
Weighted-average incremental borrowing rate	10.0%

The table below summarizes the Company’s lease costs and cash payments in connection with operating lease obligations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total operating lease expense	$114	$40	$194	$120
Operating cash flows used for operating lease	$108	$42	$194	$124

Contingencies

From time to time, the Company may become involved in various legal actions arising in the ordinary course of business.

On July 17, 2023, a purported securities class action lawsuit was commenced in the United States District Court for the Northern District of California, naming the Company and certain of the Company’s officers as defendants (the “Shareholders Class Action Lawsuit”), captioned Thant v. Rain Oncology, et al., Case No. 5:23-cv-3518-EJD. The Shareholder Class Action Lawsuit alleges violations of Sections 10(b) and 20(a) of the Exchange Act in connection with allegedly false and misleading information about the Phase 3 MANTRA trial design quality and risks related to its clinical development strategy and regulatory approval. The Shareholder Class Action Lawsuit seeks compensatory damages in an unspecified amount, attorneys fees and costs, and any other relief the court deems proper. On November 1, 2023, the Court entered an order appointing lead plaintiff and lead counsel.

On September 27, 2023, a purported shareholder of the Company filed a shareholder derivative lawsuit purportedly on behalf of the Company in the United States District Court for the Northern District of California, naming the Company’s directors and certain of its officers as defendants (the “Shareholder Derivative Lawsuit”), captioned Livingston v. Vellanki, et al., Case No. 3:23-cv-4973.  The Shareholder Derivative Lawsuit alleges violations of Section 14(a) of the Exchange Act, breaches of fiduciary duties, and other purported wrongdoing by the individual defendants based on substantially similar allegations as the Shareholder Class Action Lawsuit. The Shareholder Derivative Lawsuit seeks damages purported suffered by the Company, pre-and-post judgment interest, corporate governance reforms, attorneys fees and costs, and any other relief the court deems proper.

The Shareholder Class Action Lawsuit, the Shareholder Derivative Lawsuit and any other related lawsuits are subject to inherent uncertainties and the actual costs to be incurred relating to the Shareholder Class Action Lawsuit and Shareholder Derivative Lawsuit will depend upon many unknown factors. The outcome of the litigation is uncertain and the Company may not prevail. The Company could be forced to expend significant resources in the defense of the Shareholder Class Action Lawsuit and Shareholder Derivative Lawsuit. The Company is not currently able to estimate the possible cost to the Company from these matters, as the Shareholder Class Action Lawsuit and Shareholder Derivative Lawsuit are currently at an early stage and the Company cannot ascertain how long they may take to resolve. The Company has not established any reserve for any potential liability relating to the Shareholder Class Action Lawsuit or Shareholder Derivative Lawsuit. The Company and its officers and directors named as defendants in these matters believes that it has meritorious defenses and intends to defend the Shareholder Class Action Lawsuit and Shareholder Derivative Lawsuit vigorously.

Given the uncertainty of litigation, the preliminary stages of the litigation and other matters described above, and the legal standards that must be met for, among other things, success on the merits, the Company is unable to predict the ultimate outcome of these actions, and therefore cannot estimate the reasonably possible loss or range of loss, if any, that may result from these actions. The Company would accrue a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated.

Note 9 – Employee Benefits

The Company has a defined contribution 401(k) plan available to eligible employees. Under the terms of the plan, employees may make voluntary contributions as a percent of compensation, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain contributions to the 401(k) plan. The Company made matching contributions of $54,000 and $164,000 for the three months ended September 30, 2023 and 2022, respectively. The Company made matching contributions of $630,000 and $320,000 for the nine months ended September 30, 2023 and 2022, respectively.

Note 10 – Restructuring Charges

In May 2023, the Company announced a reduction in its workforce in connection with the reprioritization of the Company’s clinical strategy designed to optimize Company resources. The Company recorded restructuring charges of $2.8 million in the statements of operations and comprehensive loss in the second quarter of 2023, comprised of $2.8 million cash severance, employee transition and related employee benefits and taxes of affected employees, as well as $37,000 of stock-based compensation expense related to option modifications. 1 As of September 30, 2023, the Company has paid in full the cash severance, employee transition and related employee benefits and taxes.

Note 11 – Net Loss Per Share

The following table summarizes the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(7,034)	$(18,041)	$(49,582)	$(53,046)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	36,375,671	26,564,615	36,359,744	26,535,474
Weighted-average shares used to compute net loss per share, basic and diluted	36,375,671	26,564,615	36,359,744	26,535,474
Net loss per share, basic and diluted	$(0.19)	$(0.68)	$(1.36)	$(2.00)

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	As of September 30,
	2023	2022
Stock options	3,960,030	2,630,258
Restricted stock units	41,485	9,289
ESPP shares	41,097	27,379
Total	4,042,612	2,666,926

Note 12 – Subsequent Event

In October 2023, the Company received an unsolicited proposal from Tang Capital, LP on behalf of Concentra Biosciences LLC (“Concentra Biosciences”) to acquire all outstanding shares of common stock of the Company for $1.25 per share in cash, plus a contingent value right representing the right to receive 80% of the net proceeds payable from any license or disposition of the Company’s programs. The Board of Directors and the Company’s management team regularly review opportunities to generate stockholder value and are committed to acting in the best interests of all stockholders. Consistent with its fiduciary duties, the Board of Directors, in consultation with the Company’s independent financial and legal advisors, is currently reviewing and evaluating the proposal from Concentra Biosciences.

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

Since our inception in 2017, we have incurred significant operating losses and have utilized substantially all of our resources to date in-licensing and developing our product candidates, organizing and staffing our company and providing other general and administrative support for our operations. As of September 30, 2023, we had an accumulated deficit of $215.3 million and we incurred net losses of approximately $7.0 million and $49.6 million for the three and nine months ended September 30, 2023, respectively. Our operations to date have been funded primarily through the issuance of convertible promissory notes, the issuance of convertible preferred stock, as well as issuance and sale of common stock through our initial public offering and our offering, issuance and sale of our common stock in November 2022 (the November 2022 Offering). From our inception through September 30, 2023, we have raised aggregate gross proceeds of $9.9 million from the issuance of convertible promissory notes and $81.9 million from the issuance of convertible preferred stock. In November 2022, we completed a registered direct offering of an aggregate of 8,576,330 shares of common stock and non-voting common stock at $5.83 per share. In addition, we issued an additional 1,140,068 shares of common stock in connection with the exercise of the underwriters’ option to purchase additional shares at the offering price. We received net proceeds from our November 2022 Offering of approximately $52.9 million, after deducting underwriting discounts and commissions, and other offering fees. As of September 30, 2023, we had cash, cash equivalents and short-term investments of $77.3 million. Although we believe, based on our current business plans, that our existing cash, cash equivalents and short-term investments will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development of our drug candidates. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. We expect to continue to incur significant expenses and operating losses for at least the next several years as we continue our development of, and seek regulatory approvals for, our product candidates and begin to commercialize any approved products, seek to expand our product pipeline, invest in our organization, as well as incur expenses associated with operating as a public company.

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

The median PFS for milademetan was 3.6 months versus 2.2 months for trabectedin, with a hazard ratio of 0.89, p=0.53. The most common treatment emergent adverse events (TEAEs) in the milademetan arm included nausea, thrombocytopenia, anemia, vomiting and neutropenia. The most common Grade 3/4 TEAEs were thrombocytopenia (39.5%), neutropenia (25.5%) and anemia (18.6%). Dose reductions in the milademetan arm were 44.2% compared to 29.1% in the trabectedin arm. Discontinuation in the milademetan arm due to AEs were 11.6% compared to 19.0% in the trabectedin arm. The Phase 3 MANTRA data was reported at the European Society of Medical Oncology (Madrid, Spain) in October 2023.

Enrollment was suspended in the Phase 2 MANTRA-2 trial in July 2023 and the study was terminated in October 2023. Study results of the Phase 2 MANTRA-2 study were presented at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics (Boston, MA) in October 2023. As of the data cutoff date of September 15, 2023, 40 patients were enrolled in MANTRA-2 and 31 of these patients were considered efficacy evaluable as they met criteria for the centrally confirmed population. Six patients experienced a partial response (5 unconfirmed partial responses, and 1 confimed partial response) which occurred across different tumor histologies (lung, sarcoma, pancreatic, urothelial and gastric cancers). Within the safety evaluable population (n = 40), 2/38 patients (5.3%) discontinued therapy due to adverse events (AEs). The most common grade 3/4 AEs included thrombocytopenia (26%), neutropenia (15%) and anemia (10%). No grade 5 AEs occurred.

Our Development Pipeline

Our development pipeline is unified by a strategy to target oncogenic drivers through differentiated therapies for which we are able to genetically select the patients we believe will be most likely to benefit from treatment. We currently retain global development and commercialization rights to our product candidate, miladementan.

Our Product Candidate, Milademetan

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

In contrast to normal cells, in tumor cells, the two primary mechanisms by which p53 can be inactivated in tumor cells are mutations in p53 and activation or overexpression of MDM2. Approximately half of all tumors are characterized by mutations of the p53 gene. The remaining cancer patients have a p53 gene that is not mutated, and is otherwise known as WT p53, but can be functionally suppressed through the activation or overexpression of MDM2. We have identified potential MDM2 dependence in several solid tumors. This dependence is caused by overexpression of MDM2 through gene amplification or other mechanisms, loss of a negative regulator of MDM2 or other causes. Overexpression of MDM2 promotes the degradation of p53 and also eliminates p53’s ability to activate transcription. Milademetan, by binding MDM2 at the p53 interaction site, prevents the formation of the MDM2-p53 complex, allowing p53 reactivation and subsequent transcription of genes that trigger cancer cell cycle arrest (e.g., p21) or apoptosis (e.g., PUMA) and can be readily measured by increases in the pharmacodynamic marker MIC-1 (GDF15) in the blood.

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

In August 2022, we announced the completion of enrollment into our MANTRA Phase 3 trial of milademetan. In May 2023, we announced topline pivotal data from our MANTRA Phase 3 trial. As discussed above, the trial, evaluating the efficacy, safety, and tolerability of milademetan in patients with DD LPS, did not meet its primary endpoint of PFS by blinded independent central review compared to the standard of care, trabectedin.

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

As discussed above, enrollment was suspended in the Phase 2 MANTRA-2 trial in July 2023 and the study was terminated in October 2023.

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

The following table summarizes our research and development expenses by product candidate or development program:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Milademetan	$1,244	$7,639	$16,743	$23,766
Other research and clinical candidates	216	158	419	569
Unallocated internal research and development costs	2,505	6,713	18,460	17,987
Total research and development expenses	$3,965	$14,510	$35,622	$42,322

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

General and Administrative Expenses

General and administrative expenses consist of salaries and employee-related costs, including stock-based compensation, for personnel in executive, finance and other administrative functions, legal fees relating to intellectual property and corporate matters, professional fees for accounting and consulting services and facility-related costs. We anticipate continued expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums and investor relations costs associated with operating as a public company as we continue to develop future product candidates.

Interest Income

Interest income consists of interest on our available-for-sale (AFS) securities.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three and nine months ended September 30, 2023 and 2022, together with the changes in those items in dollars:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change

	(in thousands)			(in thousands)
Operating expenses:
Research and development	$3,965	$14,510	$(10,545)	$35,622	$42,322	$(6,700)
General and administrative	4,113	3,901	212	14,593	11,257	3,336
Restructuring charges	—	—	—	2,837	—	2,837
Total operating expenses	8,078	18,411	(10,333)	53,052	53,579	(527)
Loss from operations	(8,078)	(18,411)	10,333	(53,052)	(53,579)	527
Other income:
Interest income	1,044	370	674	3,470	533	2,937
Total other income	1,044	370	674	3,470	533	2,937
Net loss	$(7,034)	$(18,041)	$11,007	$(49,582)	$(53,046)	$3,464

Research and Development Expenses

Research and development (R&D) expenses were $4.0 million and $14.5 million for the three months ended September 30, 2023 and 2022, respectively. The decrease in R&D expenses was primarily related to the winding down of the MANTRA and MANTRA-2 clinical trials for milademetan, lower payroll-related costs for our R&D personnel due to the reduction-in-force implemented in the second quarter of 2023, and various decreases in other R&D costs for milademetan. Non-cash stock-based compensation expenses included in R&D expenses were $0.7 million for the three months ended September 30, 2023 and 2022.

R&D expenses were $35.6 million and $42.3 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease in R&D expenses was primarily related to the winding down of the MANTRA and MANTRA-2 clinical trial costs for milademetan, and various decreases in other R&D costs for milademetan. Non-cash stock-based compensation expenses, included as part of personnel costs, were $2.3 million and $2.8 million for the nine months ended September 30, 2023 and 2022, respectively.

We expect our R&D costs to decrease for the remainder of 2023 as we continue to wind down our MANTRA and MANTRA-2 clinical trials and implement the reprioritization of our clinical strategy designed to optimize our resources.

General and Administrative Expenses

General and administrative (G&A) expenses were $4.1 million and $3.9 million for the three months ended September 30, 2023 and 2022, respectively. The slight increase in G&A expenses was primarily due to higher professional services and legal costs. Non-cash stock-based compensation expense included in G&A expenses was approximately $0.6 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively.

G&A expenses were $14.6 million and $11.3 million for the nine months ended September 30, 2023 and 2022, respectively. The increase in G&A expenses was primarily due to higher professional services costs, legal costs, and payroll-related costs. Non-cash stock-based compensation expense included in G&A expenses was approximately $1.3 million and $0.8 million for the nine months ended September 30, 2023 and 2022, respectively. We expect our G&A expenses to continue to decrease for the remainder of 2023 as we continue to implement the reprioritization of our business strategy designed to optimize our resources.

Restructuring Charges

In May 2023, we announced a reduction in our workforce in connection with the reprioritization of our clinical strategy designed to optimize Company resources. The Company recorded restructuring charges of $2.8 million in the statements of operations and comprehensive loss in the second quarter of 2023, comprised of $2.8 million cash severance, employee transition and related employee benefits and taxes of affected employees, as well as $37,000 of stock-based compensation expense related to option modifications. 1 As of September 30, 2023, the Company has paid in full the cash severance, employee transition and related employee benefits and taxes.

Other Income

Other income for the three and nine months ended September 30, 2023 and 2022 represents interest income from money market or short-term investments.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our research programs and product candidates. We expect that our research and development and general and administrative costs will increase in the future in connection with conducting any future preclinical studies and clinical trials, expanding our intellectual property portfolio and providing general and administrative support for our operations. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements or other sources.

We do not currently have any approved products and have not generated any revenue from product sales since inception. To date, we have financed our operations through the issuance of convertible promissory notes and the issuance of convertible preferred stock and common stock. From our inception through September 30, 2023, we have raised aggregate gross proceeds of $9.9 million from the issuance of convertible promissory notes and $81.9 million from the issuance of convertible preferred stock.

In May 2022, we entered into a sales agreement (the “Sales Agreement”) with Oppenheimer & Co. Inc. (the “Sales Agent”) pursuant to which we may offer and sell up to $50.0 million of shares of our common stock, from time to time, in “at-the-market” offerings (the “ATM Facility”). The Sales Agent is entitled to compensation at a commission equal to 3.0% of the aggregate gross sales price per share sold under the Sales Agreement. During the nine months ended September 30, 2023, we received $0.3 million of net proceeds, after deducting underwriting discounts and commissions, from the sales of 32,000 shares of our common stock pursuant to the ATM Facility. During the three months ended September 30, 2023, we had no sales pursuant to the ATM Facility.

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

As of September 30, 2023, we had cash, cash equivalents and short-term investments of $77.3 million. Although we believe, based on our current business plans, that our existing cash, cash equivalents and short-term investments will be sufficient to meet our obligations for at least the next twelve months, we anticipate that we will require additional capital in the future in order to continue the research and development of our drug candidates. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

Cash Flows

The following table summarizes our sources and uses of cash and cash equivalents for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022

	(in thousands)
Net cash provided by (used in):
Operating activities	$(52,462)	$(49,905)
Investing activities	27,341	64,386
Financing activities	478	573
Net (decrease) increase in cash and cash equivalents	$(24,643)	$15,054

Operating Activities

We have incurred losses since inception. Net cash used in operating activities for the nine months ended September 30, 2023 was $52.5 million, consisting primarily of net loss of $49.6 million, resulting from expenses associated with research and development activities for our lead product candidate and general and administrative expenses, as well as changes in operating assets and liabilities of $7.3 million, partially offset by non-cash adjustments of $2.4 million.

Net cash used in operating activities for the nine months ended September 30, 2022 was $49.9 million, consisting primarily of net loss of $53.0 million resulting from expenses associated with research and development activities for our lead product candidate and general and administrative expenses. A net decrease in changes in operating assets and liabilities of $0.5 million also contributed to the use of cash. Partially offsetting the cash use were non-cash adjustments of $2.6 million.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2023 was $27.3 million, which related to $69.7 million of proceeds received from available for sale securities maturities, partially offset by purchases of available for sale securities of $39.6 million and the previously achieved milestone payment to Daiichi of $2.0 million.

Net cash provided by investing activities for the nine months ended September 30, 2022 was $64.4 million, which related to $99.2 million of proceeds received from available for sale securities maturities, partially offset by purchases of available for sale securities of $34.8 million.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2023 was $0.5 million, which primarily related to $0.3 million of net proceeds from the ATM Facility, after deducting underwriting discounts and commissions, and other offering fees and $0.2 million of net proceeds from option exercises and employee stock purchase plan (ESPP) purchases.

Net cash provided by financing activities in the nine months ended September 30, 2022 was $0.6 million, which related to the net proceeds from option exercises and ESPP purchases.

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

Our incurred and accrued research and development obligations as of September 30, 2023 and December 31, 2022 were $2.9 million and $8.2 million, respectively.

There were no material changes outside of the ordinary course of business to our specific contractual obligations during the three and nine months ended September 30, 2023.

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

This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred when we have not yet been invoiced or otherwise notified of actual costs. During the course of a preclinical study or clinical trial, we adjust our prepaid and expense recognition if actual results differ from our estimates. To date, we have not experienced any material differences between accrued costs and actual costs incurred. The accrued research and development balances were $2.9 million and $8.2 million as of September 30, 2023 and December 31, 2022, respectively.

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

Stock-based compensation expense based on the fair value estimated is recognized over the requisite service period of the awards (generally the vesting period) on a straight-line basis. For the three months ended September 30, 2023 and 2022, stock-based compensation expense was $1.2 million and $0.9 million, respectively. For the nine months ended

September 30, 2023 and 2022, stock-based compensation expense was $3.6 million for each period. The following table summarizes unvested equity compensation costs not yet recognized as of September 30, 2023 and December 31, 2022.

	As of September 30, 2023	As of December 31, 2022
Unvested equity compensation costs not yet recognized (in millions)	$11.2	$10.8
Weighted average period over which the unvested awards are expected to be recognized (in years)	2.8	2.5

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Except as discussed in Note 8 to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, we are not presently a party to any other legal proceedings that, in the opinion of our management and if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows.

Item 1A. Risk Factors.

Our business is subject to various risks, including those described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023. Except as disclosed below, there have been no material changes from the risk factors disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.

Our business could face adverse consequences as a result of the actions of activist stockholders.

We are and may in the future be subject to unsolicited attempts to gain control of our company, proxy contests, and other forms of stockholder activism. For example, in October 2023, our board of directors (our Board) received an unsolicited proposal from a stockholder to acquire all outstanding shares of our common stock. Our Board will carefully review and evaluate the proposal in consultation with our independent financial and legal advisors. Our business could be adversely affected because responding to an unsolicited offer, proxy contest or other actions by activist stockholders can be costly and time-consuming, disruptive to our operations and divert the attention of management and our employees from the execution of our strategy. In addition, actual or perceived uncertainties as to our future direction caused by activist activities may cause or appear to cause instability, potentially making it more difficult to attract and retain qualified personnel and collaborators or leading to the loss of collaboration opportunities, and if individuals are elected to our Board with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plans. Activist stockholder activities may also cause significant fluctuations in our stock price based on temporary or speculative market perceptions, or other factors that do not necessarily reflect the fundamental underlying value of our business. Finally, we might experience a significant increase in legal fees and administrative and associated costs incurred in connection with responding to an unsolicited offer, proxy contest or related action. These actions could also negatively affect the price of our common stock.

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

10.1*	Notice of Lease Terms, effective as of July 26, 2023, between the Registrant and BSP Senita 8000 Jarvis, LLC.
10.2*+	Rain Oncology Inc. Amended and Restated Executive Severance Plan.

31.1*	Certification of the principal executive officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of the principal financial officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

32.1 (1)	Certification of the principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
+	Indicates management contract or compensatory plan.
(1)	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rain Oncology Inc.

Date: November 9, 2023	By:	/s/ Avanish Vellanki
Avanish Vellanki
Chairman and Chief Executive Officer (principal executive officer)

Date: November 9, 2023	By:	/s/ Josephine Bruce
Josephine Bruce
Director of Accounting (principal financial and accounting officer)